Form 10QSB
period 2001-10-31
RELEVANT LINKS INC
filed 2001-12-14
CIK 1121076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended __________________

Commission file number __________________
__________RELEVANT LINKS, INC.______
(Exact name of small business as specified in its charter)
Colorado
(State or other jurisdiction of
incorporation or organization)
84-1547578
(IRS Employer Identification #)
5655 S. Yosemite St. #109
Greenwood Village, Colorado 80111
(Address of principal executive offices)
(720) 346-0006
(Telephone Number)

(Former name, former address, and former fiscal year, if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

[ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 1,715,000 as of 10/31/01

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Relevant Links, Inc.		Quarterly Report

	Table of Contents

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES		3

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION		8

OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS		9
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS		9
ITEM 3. - DEFAULTS UPON SENIOR	SECURITIES	9
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		9
ITEM 5. - OTHER INFORMATION		9
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K		9

SIGNATURES		10

II

Quarterly Report
FINANCIAL STATEMENTS
Relevant Links, Inc.
(A Development Stage Company)
Balance Sheet

ASSETS	October 31, 2001
(Unaudited)
CURRENT ASSETS
Cash	$42,899
Accounts Receivable	-
Prepaid Rent	3,021
Total Current Assets	45,920

PROPERTY AND EQUIPMENT
Office furniture and equipment
net of $1,330 depreciation	11,249
Computer equipment
net of $4,938 depreciation	21,307
Leasehold improvements,
net of $1,163 amortization	4,653
37,209

OTHER ASSETS
Lease deposit	3,021
Total Assets	$ 86,150

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued expenses	$4,710
Accrued interest payable - related parties	6,243
Total current liabilities	10,953

NOTES PAYABLE -related parties	70,000

STOCKHOLDER'S EQUITY - Note 2
Common Stock, authorized 100,000,000 shares,
No par value, 1,715,000 shared issued outstanding
at October 31, 2001	350,450
Retained earnings (deficit)	(345,253)
Total stockholders’ equity	$ 5,197

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 86,150

The accompanying notes to financial statements are an integral part of this statement.

		Quarterly Report

	Relevant Links, Inc.
	(A Development Stage Company)
	Statement Of Operations
	(Unaudited)

					April 7, 2000
					(Inception)
	Three Months Ended		Nine Months Ended		through
	October 31,	October 31,	October 31,	October 31,	October 31,
	2001	2000	2001	2000	2001

Revenue	$288	$ 800	$2,035	$800	$4,485
Cost of sales	2,011	904	4,092	904	7,268
Gross profit	(1,723)	(104)	(2,057)	(104)	(2,783)

Expense
Salaries and related taxes	16,148	39,071	58,150	39,071	116,598
Legal and accounting fees	2,800	11,720	11,125	16,720	42,661
Depreciation and amortization	3,709	-	6,409	-	7,432
Other administrative expense	16,016	25,312	52,505	25,754	96,428
	38,673	76,103	128,189	81,545	263,119

Net (loss) from operations	(40,396)	(76,207)	(130,246)	(81,649)	(265,902)

Interest income	367	-	1,893	-	1,893
Interest expenses	(1,224)	-	(3,672)	-	(6,244)

Net loss	$ (41,253)	$ (76,207)	$ (132,025)	$ (81,649)	$ (270,253)

Loss per share	$ (.02)	$ (.02)	$ (.08)	$ (.02)	$ (.16)

Weighted average shares outstanding	1,715,000	1,540,000	1,715,000	1,147,500	1,715,000

The accompanying notes to financial statements are an integral part of this statement.

			Quarterly Report
	Relevant Links, Inc.
	(A Development Stage Company)
	Statement of Shareholder's Equity
	(Unaudited)

		Common	Retained
	Shares	Stock	Earnings	Total

Balance, April 7, 2000 (inception)	-	$-	$-	$-

August 1, 2000 issued shares for
acquisition of web sites
(Notes 4 & 5)	1,365,000	450	-	450

July 11, 2000 through August 10, 2000
10,200 shares sold in
private placement offering	350,000	350,000	-	350,000

Distribution	-	-	(75,000)	(75,000)

Net loss from inception
through January 31, 2001	-	-	(138,228)	(138,228)

Balance, January 31, 2001	1,715,000	$350,450	$(213,228)	$137,222

Net loss for the nine months
ended October 31, 2001 (unaudited)	-	-	(132,025)	(132,025)

Balance, October 31, 2001 (unaudited)	1,715,000	$ 350,450	$ (345,253)	$ 5,197

The accompanying notes to financial statements are an integral part of this statement.

		Quarterly Report
	Relevant Links, Inc.
	(A Development Stage Company)
	Statement of Cash Flows
	(Unaudited)
			April 7, 2000
			(Inception)
			through
	October 31,	October 31,	October 31,
	2001	2000	2001

Cash flows from operating activities:
Net loss	$(132,025)	$(81,649)	$(270,253)
Adjustments to reconcile net loss to cash
used in operating activities -
Depreciation	6,408	-	7,432
Net changes in operating assets and liabilities -
Accounts receivable	2,981	(10,372)	-
Prepaid rent	-	-	(3,021)
Accounts payable and accrued liabilities	(392)	4,222	4,710
Accrued interest payable	3,672	-	6,243

Net cash used by operating activities	(119,356)	(87,799)	(254,889)

Cash flows from investing activities:
Purchase of property and equipment	(31,416)	(8,136)	(44,641)
Security deposit	-	(3,021)	(3,021)
Loan payable to related parties	-	-	70,000

Net cash used by investing activities	(31,416)	(11,157)	22,338

Cash flows from financing activities:
Proceeds from issuance of common stock	-	350,450	350,450
Distribution to shareholders	-	-	(75,000)

Net cash provided by financing activities	-	350,450	275,450

Net increase (decrease) in cash	(150,772)	251,494	42,899
Cash at beginning of period	193,671	-	-

Cash at end of period	$ 42,899	$ 251,494	$ 42,899

Supplemental disclosure of cash flow information:
Cash paid during period for -
Interest	$ 3,672	$	$ 6,244
Income taxes	$ -	$ -	$ -

Supplemental schedule of noncash investing
and financing activities
Distribution for intangible assets	$ -	$ -	$ 75,000

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Relevant Links, Inc.
(A Development Stage Company)

Notes to Financial Statements
October 31, 2001

Note 1 - Financial Statements

The accompanying financial statements included herein have been prepared by Relevant Links Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and Relevant Links Inc. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2001 audited financial statements and the accompanying notes thereto contained in the on Form SB-1 filed with the Securities and Exchange Commission on November 6, 2001. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by Relevant Links Inc. later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Note 2 - Subsequent Events

Commencing November 1, 2001, the Company began selling common stock under an offering prospectus to sell 700,000 shares of common stock at a price of $1.00 per share. The offering will expire October 4, 2002 but may be extended for an additional 90 days, solely at the discretion of the Company. The Company is conducting the offering.

As of December 13, 2001, a total of 79,500 shares have been sold for total proceeds to the Company of $79,500.

Quarterly Report

Management's Discussion and Analysis of Financial Condition

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Nine-Months Ended October 31, 2001:

The majority of the net loss was due to formation and operational costs; including salaries, legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources for the Nine -Months ended October 31, 2001:

During the nine-month period ending October 31, 2001, the Company’s cash position decreased by $132,025. The Company used $58,150 for salaries and related taxes, $52,505 for administrative expenses, and $11,125 for legal and accounting fees.

Management Plan of Operations

Commencing November 1, 2001, the Company began selling common stock under an offering prospectus to sell 700,000 shares of common stock at a price of $1.00 per share. The offering will expire October 4, 2002 but may be extended for an additional 90 days, solely at the discretion of the Company. The Company is conducting the offering.

As of December 13, 2001, a total of 79,500 shares have been sold for total proceeds to the Company of $79,500.

Management expects revenues from currently functional web sites, as well as the successful marketing of products to be developed, to be sufficient to cause Relevant Links, Inc. to become profitable within the next 12-months. Full implementation of current business plans is dependent on the proceeds from the offering that commenced on November 1, 2001. The receipt and application of lesser levels of proceeds from this offering would permit only limited or staged implementation of marketing strategies and product development, with fuller implementation only possible through the use of cash reserves. Relevant Links' management fully anticipates sufficient offering proceeds will be achieved to permit planned marketing and product development events to proceed fully; however, there can be no assurance given that such sufficient proceeds will actually be achieved.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None

Exhibits

None required or provided.

Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________RELEVANT LINKS, INC.______
(Registrant)

Date ___December 14, 2001______ ________/s/ Bruce H. Penrod ___________
(Bruce H. Penrod, President)

Date ___December 14, 2001______ ________/s/ Mark A. Bogani ___________
(Mark A. Bogani, Secretary/Treasurer)