Form 10KSB
period 2002-01-31
RELEVANT LINKS INC
filed 2002-05-02
CIK 1121076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-52268

Relevant Links, Inc.
(Name of small business issuer as specified in its charter)

5655 S. Yosemite Street, #106
Greenwood Village, Colorado 80111
(720) 346-0006
(Address of principal executive office & telephone number)

Colorado
(State of incorporation)

84-1547578
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

[X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year: $2,752

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $429,750 as of January 31, 2002.

The number of shares outstanding of Relevant Links, Inc.'s common stock is 44,862,500 as of April 19, 2002.

Documents Incorporated by Reference

Relevant Links, Inc. incorporates by reference to Part III of this Form 10-KSB, the registrant's

Registration Statement filed on Form SB-1, and exhibits thereto, filed November 6, 2001 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Relevant Links, Inc. Annual Report

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Directors, Executive Officers, and Significant Employees	4
Remuneration of Directors and Officers	5
Security Ownership of Certain Beneficial Owners and Management	5
Interest of Management and Others in Certain Transactions	5
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	6
Legal Proceedings	6
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	6
Submission of Matters to a Vote of Security Holders	6
Compliance with Section 16(a) of the Exchange Act	6
Reports on Form 8-K	6
Part F/S
Financial Statements	7
Part III
Index to Exhibits	17
Description of Exhibits	17

Signatures	17

Relevant Links, Inc.

Annual Report

Description of Business

Relevant Links, Inc. was formed to:

1.

Create and operate narrow-interest group Internet web sites, called "niche portals", appealing to a variety of affinity groups. These niche portals would offer content appealing to that specific interest group, including an extensive library of "relevant links" to other web sites of interest on the subject matter, and serve as a useful hub site for affinity group members.

2.

Write new, proprietary underlying niche portal software applications to facilitate easier, more automated management of all aspects of the niche portal and serve as a template for all Relevant Links, Inc.'s niche portal sites. Such an application will largely automate the many functions designed into the niche portal sites, making ongoing site administration far easier than current applications allow.

3.

Create and operate niche auction sites for narrow interest group items.

4.

Create a new auction software application, which closely parallels existing auction software currently utilized by companies like eBay with improved functionality.

Relevant Links, inc. purchased two Niche Portals, Stockpickcentral.com from Mark Bogani and Jeff Chatfield and Coincrazy.com from Mark Bogani and a former director. These sites became the original flagship portals owned and managed by Relevant Links, Inc. Stockpickcentral.com appeals to stock investors. Coincrazy.com appeals to coin collectors and dealers.

Industry

Relevant Links, Inc. will operate within the world of the Internet. Relevant Links intends generate a very narrowly defined audience, i.e. horse lovers or coin collectors. Advertisers are able to display to a selected audience, as opposed to a shotgun approach like a freeway billboard. This represents a competitive advantage not against other niche portals but against other generalized web sites and other media like newspapers and radio with unfocused, broad audiences.

Marketing

The majority of revenues anticipated by Relevant Links will be derived from advertising sales.

Relevant Links, Inc. plans to employ a unique marketing approach. Niche portal Link Directories are designed to list links for all relevant or topic related companies as a service to visitors. These are the natural targets for advertising, since they depend on Internet traffic to generate a portion of their sales. Relevant Links plans to provide free links to each relevant site it verifies as authentic and useful, which should generate a modest traffic flow to the satellite site. Once the link is established and the Relevant Links' niche portal site begins to gain visitors, Relevant Links, Inc. will approach the satellite sites to sell advertising as an up-sell rather than a cold call. The effect of the existing free link is to provide some advertising benefit to the satellite site; the selling effort is to enhance that link via banner advertising adjacent to the link or on other pages. Given the pre-existing relationship with the satellite site, Relevant Links, Inc. expects a more effective campaign than would otherwise be the case.

The marketing model has its passive element of providing site traffic to potential advertisers free of charge. This element has already generated advertising sales via the on-line month to month advertising agreements. Approximately a dozen advertisers are currently paying for banners.

Currently, management expects to generate small advertising sales of $40 to $100 from many advertisers. It is not a current expectation that a single advertiser will represent a major portion of the advertising revenues.

In late 2001, the company began testing the first beta version of its niche portal software package. Around February 2002 it came to the attention of the management that there were several competing products to Relevant Links Inc.'s software products. These products were being made available in open source code or in other words, free of charge. This type of software code can be used and modified without fees or special licensing. Two of the competing products are PHP Nuke (http://www.phpnuke.org) and PostNuke (http://postnuke.com).

Relevant Links, Inc.

Annual Report

Management has perceived an explosive proliferation of applications based on this open source software code. Therefore, Relevant Links, Inc. has recently decided to abandon any further development of its proprietary software product and to proceed with the development of niche portals using a third party software product.

Management is concerned that these developments may have eliminated what was largely considered a competitive advantage for Relevant Links, Inc. Relevant Links, Inc. is currently evaluating potential acquisitions in an effort to develop revenues.

On April, 23 2002 Relevant links Inc. entered into a formal letter of intent to acquire Direct Response Financial Services, Inc., a Delaware corporation specializing in providing financial solutions and credit card processing to the direct response industry.

Employees

	Current Number	Number of Employees
Type of Employee	of Employees	Within Next 12 Months

Administrative	1	1
Operations	2	3
Clerical	0	0

TOTAL	3	4

NOTE: The current employees are the officers of the company. Projection based on current operations.

Description of Properties

The registered office of this corporation is in the State of Colorado. The corporation may also have offices at such other places both within and without the State of Colorado as the Board of Directors may determine or the business of the corporation may require.

Effective August 2, 2000, the Company entered into an office sublease for space at 5655 S. Yosemite near Denver, Colorado. The term of the sublease commenced on September 1, 2000 and expires on February 28, 2003, with monthly base rent of $3,021.

Directors, Executive Officers, and Significant Employees

DIRECTORS
Name	Business Address	Residential Address
Bruce Penrod	5655 S. Yosemite St. #109	1625 S. Birch St. #801
	Englewood, Co. 80111	Denver, Co. 80222
(720) 346-0006
Mark A. Bogani	5655 S. Yosemite St. #109	On file at the corporate offices.
	Englewood, Co. 80111	Available upon written request.
(720) 346-0006

Relevant Links, Inc.

Annual Report

Remuneration of Directors and Officers

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Relevant Links, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Relevant Links, Inc.

The following list all remuneration by Relevant Links, Inc. to officers and key personnel for the last fiscal year:

				Other
	Salary	Bonus		Compensation

Mark A. Bogani	$$60,000		$0	$0
Secretary/Treasurer

Bruce Penrod	$$6,000		$0	$0
President

Security Ownership of Certain Beneficial Owners and Management

Relevant Links, Inc. is incorporated under the laws of the state of Colorado. Relevant Links has authorized 100,000,000 shares, 44,862,500 of which are issued and outstanding as of April 19, 2002. Founders and directors hold 34,125,000 shares.

			Average Price	% of Total
Name	Class of Shares	Number of Shares	Per Share	Outstanding

Mark A. Bogani	Common Stock	17,062,500	$ 0.002	38
Jeffrey Chatfield	Common Stock	17,062,500	$ 0.002	38
Moon Lew	Common Stock	6,250,000	$ 0.040	14

Interest of Management and Others in Certain Transactions

During the period ending January 31, 2001, the Company issued 34,125,000 shares in exchange for intangible assets and sold 8,750,000 shares in a private placement at $0.04 per share.

During the period ending January 31, 2001, the Company acquired intangible assets composed of two computer websites from two principal shareholders by issuing notes payable of $37,500 and 17,062,500 shares of the Company’s common stock to each person. No carrying value is recorded for the intangible asset because no verifiable historical cost to the related parties is available. The acquisitions were of the intangible assets relating to the websites only and not the acquisition of a business, since no customer lists, property and equipment, or other features normally associated with the acquisition of a business were acquired. During the fiscal year ending January 31, 2002, the Company sold 1,993,750 shares in connection with a direct placement at $0.04 per share.

The Company owes notes payable to shareholders in the amount of $31,000 as of January 31, 2002. The notes are due July 31, 2002, and accrue interest at 7% compounded quarterly.

Relevant Links, Inc.

Annual Report

Market Price of and Dividends on Common Equity and Other Shareholder Matters

The common Stock of Relevant Links, Inc. is currently traded on the OTC-BB (Over the Counter) under the symbol “RVLK”. The common stock was not traded and no public market existed for the year ended January 31,2002. The common stock has not traded for a full quarter and therefore High/low bid information cannot be provided. Once available, the Over the Counter quotations will reflect inter-dealer prices, without markup, markdown or commission, and may not represent actual transactions.

The Board of Directors of the Corporation determined that it was in the best interests of the Corporation and its shareholders that the Corporation declare a twenty-four (24) share for every one (1) share stock dividend. Specifically, for every one (1) share currently owned, a shareholder shall receive twenty-four (24) additional shares. The total issued and outstanding common stock will be after the dividend a total of forty-four million, eight hundred, sixty-two thousand five hundred shares (44,862,500). The dividend was a mandatory share exchange.

The Record Date for this declared dividend was 19th of April 2002, at 8:00 a.m. Eastern Standard Time.

Note: All financial and shareholder information presented in this report has been presented as if the dividend had occurred at the end of the fiscal year.

Legal Proceedings

Relevant Links, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Relevant Links, Inc. is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder, over the last five years.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The company has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

None in the fiscal year ended January 31, 2002.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended January 31, 2002 were filed.

Reports on Form 8-K

None during fiscal year ended January 31, 2002.

Relevant Links, Inc.

Annual Report

Financial Statements

Contents
Page
Independent Certified Public Accountant's Report	F-2
Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statement of Stockholder's Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

Report of Independent Certified Public Accountants

Board of Directors
Relevant Links, Inc.

We have audited the accompanying balance sheet of Relevant Links, Inc. (A Development Stage Company), as of January 31, 2002 and January 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year ending January 31, 2002 and for the period from April 7, 2000 (date of inception) through January 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Relevant Links, Inc., as of January 31, 2002 and January 31, 2001, and the results of its operations and cash flows for the period from April 7, 2000 (date of inception) through January 31, 2002, in accordance with generally accepted accounting principles in the United States of America.

/S/ Miller and McCollom

Miller and McCollom
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
April 25, 2002

Relevant Links, Inc.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2002	January 31, 2001
Assets

Current Assets
Cash	$61,696	$193,671
Accounts receivable	-	2,981
Prepaid rent	3,021	3,021
Total current assets	64,717	199,673

Property and Equipment
Net of $12,432 depreciation at January 31, 2002
and $1,023 at January 31, 2001	32,330	12,201

Intangible Asset (Note 3)	-	-

Other Assets
Lease deposit	3,021	3,021
Total Assets	$ 100,068	$ 214,895

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	$4,556	$5,102
Accrued interest payable - related parties	7,747	2,571
Current portion of notes payable (Note 4)	31,000	-
Total Current Liabilities	43,303	7,673

Notes Payable - Related Parties (Note 4)	-	70,000
Total liabilities	43,303	77,673

Commitments and contingencies (Note 6)	-	-

Stockholders' Equity (Note 8)
Common Stock, authorized 100,000,000 shares,
no par value; 44,868,750 and 42,875,000 issued
and outstanding at January 31, 2002 and
January 31, 2001	430,200	350,450
Deficit accumulated during development stage	(373,435)	(213,228)
Total stockholders' equity	$ 56,765	$ 137,222

Total liabilities and stockholders' equity	$ 100,068	$ 214,895

The accompanying notes are an integral part of the financial statements.

Relevant Links, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

		From Inception	From Inception
		(April 7, 2000)	(April 7, 2000)
	For the Year Ended	Through	Through
	January 31, 2002	January 31, 2001	January 31, 2002

Revenues	$2,752	$2,450	$5,202

Costs and Expenses
Server and internet expenses	6,759	2,709	9,468
Salaries and related expenses	68,731	58,448	127,179
Legal and accounting fees	12,599	31,536	44,135
Depreciation	11,409	1,023	12,432
Rent	22,634	15,107	37,741
Advertising and promotion	4,695	1,806	6,501
Other administrative expenses	33,028	27,477	60,505
	159,855	138,106	297,961

Net (loss) from operations	(157,103)	(135,656)	(292,759)

Interest income	2,072	-	2,072
Interest expense	(5,176)	(2,572)	(7,748)

Net (loss)	$ (160,207)	$ (138,228)	$ (298,435)

Loss per share	$ (0.004)	$ (0.005)	$ (0.008)

Weighted average shares outstanding	43,373,438	26,660,000	35,749,148

The accompanying notes are an integral part of the financial statements.

Relevant Links, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FROM THE COMPANY'S INCEPTION (APRIL 7, 2000) THROUGH JANUARY 31, 2002

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance April 7, 2000 (inception)	-	$-	$-	$-

August 1, 2000: shares issued for
acquisition of websites (Note 3)	34,125,000	450	-	450
Shares sold through a private placement	8,750,000	350,000	-	350,000
Distribution	-	-	(75,000)	(75,000)
Net loss from inception
through January 31, 2001	-	-	(138,228)	(138,228)

Balance - January 31, 2001	42,875,000	$350,450	$(213,228)	$137,222

Shares sold through direct placement	1,993,750	79,750	-	79,750
Net loss for the year ended January 31, 2002	-	-	(160,207)	(160,207)

Balance - January 31, 2002	44,868,750	$ 430,200	$ (373,435)	$ 56,765

The accompanying notes are an integral part of the financial statements.

Relevant Links, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		From Inception	From Inception
		(April 7, 2000)	(April 7, 2000)
	For the Year Ended	Through	Through
	January 31, 2002	January 31, 2001	January 31, 2002

Cash Flows from Operating Activities
Net loss	$(160,207)	$(138,228)	$(298,435)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	11,409	1,023	12,432
Net change in operating assets and liabilities:
Accounts receivable	2,981	(2,981)	-
Prepaid rent	-	(3,021)	(3,021)
Security deposit	-	(3,021)	(3,021)
Accounts payable and accrued liabilities	4,630	7,673	12,303

Net cash (used) by operating activities	(141,187)	(138,555)	(279,742)

Cash flows from investing activities:
Purchase of property and equipment	(31,538)	(13,224)	(44,762)

Net cash (used) by investing activities	(31,538)	(13,224)	(44,762)

Cash flows from financing activities
Proceeds from issuance of common stock	79,750	350,450	430,200
Repayment of debt	(39,000)	(5,000)	(44,000)

Net cash provided by financing activities	40,750	345,450	386,200

Net increase (decrease) in cash	(131,975)	193,671	61,696

Cash at beginning of period	193,671	-	-

Cash at end of period	$ 61,696	$ 193,671	$ 61,696

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

Supplemental schedule of noncash investing
and financing activities:
Stock exchange for intangible asset	-	$ 75,000	$ 75,000

The accompanying notes are an integral part of the financial statements.

Relevant Links, Inc.
Notes to Financial Statements

Note 1 – Summary of Significant Accounting Policies

This summary of significant accounting policies of Relevant Links, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

The Company was incorporated in the State of Colorado on April 7, 2000. The Company is in the development stage and has had no significant operations.

Description of Business

The Company is a software development company and is developing niche portals for use in internet operations.

Development Stage Enterprise

Based upon the Company’s business plan, it is a development stage enterprise as of the year ending January 31, 2002. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Per Share Information

Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Use of Estimates in the Preparation of Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Revenue Recognition

The Company’s revenues are derived principally from the sale of banner and sponsorship advertisements. To date, the Company’s revenue has resulted from billings for past uses. In the future, it expects that there may be some revenues which are prepaid with unused amounts being recorded on a deferred recognition basis.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures About Fair Value of Financial Instruments.” SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, cash equivalents, accounts receivable, prepaid rent, accounts payable and accrued expenses, and notes payable approximate their estimated fair values due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Relevant Links, Inc.
Notes to Financial Statements

Recent Accounting Pronouncements

The Company adopted Statement of Position No. 98-5 (“SOP 98-5”), “Reporting the Costs of Start-Up Activities.” SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

In June of 1998, the FASB issued Statement of Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters to all fiscal years beginning after June 15, 2000.

The Company does not expect the adoption of this standard to have a material impact on its results of operation, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 130, “Reporting Comprehensive Income”. FAS No. 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company does not have any components of comprehensive income other than net loss.

In December 1999, The Securities and Exchange commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 in the fiscal quarter ending January 31, 2001. The adoption has had no material effect on its financial statements.

Income taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other

The Company has selected January 31 as its fiscal year end. The company has paid no cash dividends.

Advertising is expensed as it is incurred.

The Company consists of one reportable business segment. All revenue reported is from external customers in the United States. All of the Company’s assets are located in the United States.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement format, with no changes to net assets or income.

Relevant Links, Inc.
Notes to Financial Statements

Note 2 – Property and Equipment

Property and equipment is recorded at cost, net of accumulated depreciation, and is depreciated on a straight-line basis over the estimated useful lives of the assets. Management has estimated the useful life of computer equipment to be three years and the life of office furniture and equipment to be seven years. Leasehold improvements are depreciated over the remaining term of the lease. The following schedule shows cost and accumulated depreciation for the significant components of property and equipment:

	January 31, 2002	January 31, 2001

Computer equipment	$26,245	$9,680
Leasehold improvements	5,816	—
Office furniture and equipment	12,701	3,544
Total	44,762	13,224
Less accumulated depreciation	12,432	1,023
Net property and equipment	$32,330	$12,201

Note 3 – Intangible Assets

During the period ending January 31, 2001, the Company acquired intangible assets composed of two computer websites from two principal shareholders by issuing notes payable of $37,500 (Note 4) and 17,062,500 shares of the Company’s common stock to each person. No carrying value is recorded for the intangible asset because no verifiable historical cost to the related parties is available. An amount equivalent to the notes payable is shown in the Statement of Shareholders’ Equity as a distribution. The acquisitions were of the intangible assets relating to the websites only and not the acquisition of a business, since no customer lists, property and equipment, nor other features normally associated with the acquisition of a business were acquired.

Note 4 – Notes Payable – Related Parties

The Company owes notes payable to shareholders in the amount of $31,000 as of January 31, 2002. The notes are due July 31, 2002, and accrue interest at 7% compounded quarterly.

Note 5 – Capital Stock

During the period ending January 31, 2001, the Company issued 34,125,000 shares in exchange for intangible assets (Note 3), and sold 8,750,000 shares in a direct placement at $0.04 per share.

During the fiscal year ending January 31, 2002, the Company sold 1,993,750 shares in a direct placement at $0.04 per share.

Note 6 – Office Lease

Effective August 2, 2000, the Company entered into an office sublease for space in Denver, Colorado. The term of the sublease commenced on September 1, 2000 and expires on February 28, 2003, with monthly base rent of $3,021. Future base rent commitments during the years ended January 31 under this lease are summarized as follows:

2003	36,256
2004	3,021

Relevant Links, Inc.
Notes to Financial Statements

Note 7 – Income Taxes

As of January 31, 2002, the Company had approximately $285,000 of net operating loss carryover that expires in years 2020 through 2021. A change in the ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had an estimated deferred tax asset of $13,100 related to the net operating loss carryover, including an addition of $6,900 for the current year. A valuation allowance has been provided for the total amount of the deferred tax asset, including the current year addition, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

The overall effective tax rate differs from the Federal statutory tax rate for the year ended January 31, 2002 as follows:

% of Pre-tax
income (loss)
Tax provision based on Federal statutory rate	34.0%
State tax, net of Federal benefit	2.3%
Surtax exemption	(27.1%)
Estimated tax rate	9.2%
Valuation allowance	(9.2%)
Effective tax rate	0.0%

Note 8 – Stock Dividend (Subsequent event)

On April 19, 2002, the Company executed a stock dividend of 24 shares for each outstanding share. The accompanying financial statements give effect to the dividend in share quantities and loss per share calculations.

Relevant Links, Inc.

Annual Report

Index to Exhibits

Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form SB-1 on November 6, 2001.

Description of Exhibits

Corporate Charter of Relevant Links, Inc. and Articles of Incorporation of Relevant Links, Inc. a Colorado corporation, as filed April 7, 2000.

By-laws of Relevant Links, Inc. adopted August 15, 2000.

Signatures

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Relevant Links, Inc.
(Registrant)

Date April 25, 2002	___________/S/ Bruce H. Penrod_____________________
(Bruce H. Penrod, President)