Form 10QSB
period 2002-04-30
RELEVANT LINKS INC
filed 2002-06-17
CIK 1121076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended

Commission file number 333-52268

__________RELEVANT LINKS, INC.______
(Exact name of small business as specified in its charter)
Colorado
(State or other jurisdiction of
incorporation or organization)
84-1547578
(IRS Employer Identification #)
7080 N. Whitney, Suite 101
Fresno, California 93720
(Address of principal executive offices)
(559) 434-1565
(Telephone Number)
5655 S. Yosemite St. #109, Greenwood Village, Colorado 80111
(Former name, former address, and former fiscal year, if changed since last report)

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

[ ] Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 7,794,500 as of April 30, 2002

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

II

Quarterly Report

FINANCIAL STATEMENTS
Relevant Links, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
ASSETS

	April 30, 2002	January 31, 2002

CURRENT ASSETS
Cash	$-	$61,696
Accounts Receivable	-	-
Prepaid Rent	-	3,021
Total Current Assets	-	64,717

PROPERTY AND EQUIPMENT
Net of $12,432 depreciation at January 31, 2002		32,330

INTANGIBLE ASSETS	-	-

OTHER ASSETS
Lease deposit	-	3,021
Total Assets	$ -	$ 100,068

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued expenses	$-	$4,556
Accrued interest payable - related parties	-	7,747
Current portion of notes payable	-	31,000
Total current liabilities	-	43,303

NOTES PAYABLE -Related Parties	-	-
Total Liabilities	-	43,303

Commitments and contingencies	-	-

STOCKHOLDER'S EQUITY
Common Stock, authorized 100,000,000 shares,
no par value, 7,794,500 and 1,794,250 shares
issued and outstanding at April 30, 2002 and
January 31, 2002	429,950	430,200
Deficit accumulated during the development stage	(429,950)	(374,435)
Total stockholders' equity	$ -	$ 56,765

Total liabilities and stockholders' equity	$ -	$ 100,068

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Relevant Links, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
			April 7, 2000
			(Inception)
	Three Months Ended	Three Months Ended	through
	April 30, 2002	April 30, 2001	April 30, 2002

Revenues	$-	$-	$-

Costs and Expenses	-	-	-
	-	-	-

Earnings from operations	-	-	-

Interest income	55	757	2,127
Interest expense	-	(1,224)	(7,748)

Earnings (loss) from continuing operations	$55	$(467)	$(5,621)

Discontinued Operations:
(Loss) from discontinued operations	(63,812)	(53,343)	(356,571)
Gain on disposal of discontinued operations	7,242	-	7,242

Net (loss)	$ (56,515)	$ (53,810)	$ (354,950)

(Loss) per share	$ (0.01)	$ (0.03)	$ (0.21)

Weighted average shares outstanding	3,798,667	1,715,000	1,713,740

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Relevant Links, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
			April 7, 2000
			(Inception)
	Three Months Ended	Three Months Ended	through
	April 30, 2002	April 30, 2001	April 30, 2002
Cash flows from operating activities:
Net loss	$(56,515)	$(53,810)	$(354,950)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,872	1,380	28,304
Gain on disposable of discontinued
operations	(7,242)	-	(7,242)
Net change in operating assets and liabilities:
Accounts receivable	-	560	-
Prepaid rent	-	-	(3,021)
Security deposit	-	-	(3,021)
Accounts payable and accrued liabilities	-	8,428	12,303

Net cash (used) by operating activities	(47,885)	(43,442)	(327,627)

Cash flows from investing activities:
Purchase of property and equipment	(2,025)	(12,809)	(46,787)
Cash disbursed in disposal of
discontinued operations	(4,536)	-	(4,536)

Net cash (used) by investing activities	(6,561)	(12,809)	(51,323)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	430,200
Repurchase of common stock	(250)	-	(250)
Repayment of debt	(7,000)	-	(51,000)

Net cash provided (used) by financing activities	(7,250)	-	378,950

Net increase (decrease) in cash	(61,696)	(56,251)	-

Cash at beginning of period	61,696	193,671	-

Cash at end of period	$ -	$ 137,420	$ -

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Relevant Links, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows, Continued
			April 7, 2000
			(Inception)
	Three Months Ended	Three Months Ended	through
	April 30, 2002	April 30, 2001	April 30, 2002
Supplemental disclosure of cash flow
information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental schedule of noncash investing
and financing activities:
Stock exchange for intangible asset	-	75,000	75,000
Stock issued for acquisition of subsidiary	0	-	-
Assets exchanged for liabilities in disposal
of discontinued operations	36,304	-	36,304

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Relevant Links, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2002
(Unaudited)

Note 1 - Financial Statements

The accompanying financial statements included herein have been prepared by Relevant Links Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2002 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Note 2 - Summary of Significant Accounting Policies

The Company was incorporated in the State of Colorado on April 7, 2000 to develop software and internet portals.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation (Note 3), and changed the focus to the development of financial services for the direct response industry.

The Company is in the development stage and has had no significant operations.

Basis of Consolidation

The consolidated financial statements include the Company and its majority and wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format.

Note 3 - Reorganization and Discontinued Operations

On April 29, 2002, the Company entered into an Agreement and Plan of Reorganization between itself and Direct Response Financial Services, Inc. (DRFS). Under the agreement, the Company acquired all of the outstanding stock of DRFS in exchange for 6,000,000 shares of the Company's stock. In addition, the Company disposed of its software development and internet portal operations, including the related assets and liabilities.

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

Financial Summary

Results of Operations for the Three-Months ending April 30, 2002:

The majority of the net loss was due to loss from discontinued operations.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation. The consolidated financial statements include the Company and its majority and wholly owned subsidiary. All significant inter-company accounts and transactions have been reconciled and liabilities satisfied.

Management Plan of Operations

As of the closing date of this quarterly reporting period, Relevant Links, Inc. is in the process of completing an agreement for acquisition and a plan for reorganization with Direct Response Financial Services, Inc. Such actions remaining to be completed in this regard will include a name change to Direct Response Financial Services, Inc. Under the agreement, the Company acquired all of the outstanding stock of Direct Response Financial Services, Inc. in exchange for 6,000,000 shares of the Company's stock. Any additional actions completed or to be completed and the specific parameters of the acquisition and reorganization are detailed in the Agreement and Plan of Reorganization document filed with Relevant Links, Inc.'s Report on Form 8-K filed May 10, 2002.

The company intends to serve merchant banking needs that are unique to the global direct response industry. The direct response industry provides a means for direct marketing companies to market products directly to the consumer; and may include direct offers made through newspapers and magazines or other print media, television, and the Internet. Merchant banking needs unique to the global direct response industry include an ability to obtain banking and credit card processing capabilities that are accessible and affordable.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

1.	Report on Form 8-K, Relevant Links, Inc., filed on May 10, 2002;
2.	Acquisition of Disposition of Assets
3.	Other Event s
- Change in Board of Directors
4.	Financial Statements and Exhibits
- Agreement and Plan of Reorganization

Exhibits

Charter and By-laws

No Changes have been made, therefore the company incorporates by reference the exhibits 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company's Form SB-1 on November 6, 2001.

Corporate Charter of Relevant Links, Inc. and Articles of Incorporation of Relevant Links, Inc., a Colorado corporation, as filed April 7, 2000.

By-laws of Relevant Links, Inc. adopted August 15, 2000.

Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

________RELEVANT LINKS, INC.______
(Registrant)

Date ___June 14, 2002______ ________/s/ Rodney Ray ___________
(Rodney Ray, President)