Form 10QSB
period 2002-07-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2002-09-27
CIK 1121076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended

Commission file number 333-52268

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(Exact name of small business as specified in its charter)

Colorado
(State or other jurisdiction of
incorporation or organization)

84-1547578
(IRS Employer Identification #)

7080 N. Whitney, Suite 101
Fresno, California 93720
(Address of principal executive offices)

(559) 434-1565
(Telephone Number)

RELEVANT LINKS, INC.
5655 S. Yosemite St. #109, Greenwood Village, Colorado 80111
(Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 16,737,500 as of July 31, 2002

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Direct Response Financial Services, Inc.

Quarterly Report

Table of Contents

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES	3

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	10

OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	11
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. - SUBMISSION OF >Prepaid Rent		-	3,021
Total Current Assets		360	64,717
PROPERTY AND EQUIPMENT
Net of $12,432 depreciation at January 31, 2002		-	32,330
INTANGIBLE ASSETS		-	-
OTHER ASSETS
Lease deposit		-	3,021
Total Assets		$ 360	$ 100,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses		$26,089	$4,556
Accrued interest payable - related parties		-	7,747
Advances from stockholders		10,540	-
Current portion of notes payable		-	31,000
Total current liabilities		36,629	43,303
NOTES PAYABLE -Related Parties		-	-
Total Liabilities		36,629	43,303

Commitments and contingencies		-	-

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, authorized 100,000,000 shares,
no par value, 16,737,500 and 42,875,000 shares
issued and outstanding at July 31, 2002 and
January 31, 2002		354,950	430,200
Accumulated (deficit)		(354,950)	(373,435)
(Deficit) accumulated during the development stage		(36,269)	-
Total stockholders' equity (deficit)		$ (36,269)	$ 56,765

Total liabilities and stockholders' equity (deficit)		$ 360	$ 100,068

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(formerly, Relevant Links, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ending	Three Months Ending
	July 31, 2002	July 31, 2001

Revenues	$-	$-

Costs and Expenses:
Website development	7,500	-
Professional fees	22,004	-
Administrative expenses	6,765	-
	36,269	-

Earnings (loss) from operations	(36,269)	-

Interest income	-	1,526
Interest expense	-	(2,448)

Earnings (loss) from continuing operations	$(36,269)	$(922)

Discontinued Operations:
(Loss) from discontinued operations	-	(89,850)
Gain on disposal of discontinued operations	-	-

Net (loss)	$ (36,269)	$ (90,772)

(Loss) per share	$ *	$ *
* less than $.01 per share

Weighted average shares outstanding	16,737,500	42,875,000

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(formerly, Relevant Links, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			April 30, 2002
			(inception)
	Six Months Ending	Six Months Ending	through
	July 31, 2002	July 31, 2001	July 31, 2002

Revenues	$-	$-	$-

Costs and Expenses:
Website development	7,500	-	7,500
Professional fees	22,004	-	22,004
Administrative expenses	6,765	-	6,765
	36,269	-	36,269

Earnings (loss) from operations	(36,269)	-	(36,269)

Interest income	55	1,526	55
Interest expense	-	(5,020)	-

Earnings (loss) from continuing operations	$(36,214)	$(3,494)	$(36,214)

Discontinued Operations:
(Loss) from discontinued operations	(63,812)	(225,506)	(63,812)
Gain on disposal of discontinued operations	82,242	-	82,242

Net (loss)	$ (17,784)	$ (229,000)	$ (17,784)

(Loss) per share	$ *	$ *	$ *
* less than $.01 per share

Weighted average shares outstanding	26,114,583	42,875,000	26,114,583

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(formerly, Relevant Links, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			April 30, 2002
			(inception)
	Six Months Ending	Six Months Ending	through
	July 31, 2002	July 31, 2001	July 31, 2002

Cash flows from operating activities:
Net (loss)	$(17,784)	$(229,000)	$ (17,784)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,872	3,723	15,872
Gain on disposable of discontinued
operations	(82,242)	-	(82,242)
Net change in operating assets and liabilities:
Accounts receivable	-	-	-
Prepaid rent	-	(3,021)	-
Security deposit	-	(3,021)	-
Accounts payable and accrued liabilities	26,089	7,415	26,089

Net cash (used) by operating activities	(58,065)	(223,904)	(58,065)

Cash flows from investing activities:
Purchase of investment		(2,000)
Purchase of property and equipment	(2,025)	(42,455)
Cash disbursed in disposal of
discontinued operations	(4,536)	-	(4,536)

Net cash (used) by investing activities	(6,561)	(44,455)	(6,561)

Cash flows from financing activities:
Loans payable - related parties	10,540	(5,000)	10,540
Proceeds from issuance of common stock	-	350,450	-
Repurchase of common stock	(250)	-	(250)
Repayment of debt	(7,000)	-	(7,000)

Net cash provided (used) by financing activities	(3,290)	345,450	(3,290)

Net increase (decrease) in cash	(61,336)	(77,091)	(61,336)

Cash at beginning of period	61,696	-	61,696

Cash at end of period	$ 360	$ (77,091)	$ 360

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(formerly, Relevant Links, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows, Continued
(Unaudited)

			April 30, 2002
			(inception)
	Six Months Ending	Six Months Ending	through
	July 31, 2002	July 31, 2001	July 31, 2002

Supplemental disclosure of cash flow
information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental schedule of noncash investing
and financing activities:
Stock issued for acquisition of subsidiary	0	-	0
Assets exchanged for liabilities and stock
in disposal of discontinued operations	36,304	-	36,304

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(formerly, Relevant Links, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2002
(Unaudited)

Note 1 - Financial Statements

The accompanying financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2002 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for January 31, 2002 were taken from the audited financial statements of that date.

Note 2 - Summary of Significant Accounting Policies

The Company was incorporated in the State of Colorado on April 7, 2000 to develop software and internet portals.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation (Note 3), and changed the focus to the development of financial services for the direct response industry.

In June 0f 2002, the company changed its name to Direct Response Financial Services, Inc.

Development Stage Company

The Company is in the development stage and has had no significant operations. Prior to April 29, 2002, the Company was in a development stage relating to its internet portal operations. Subsequent to that date, the Company is in a new development stage relating to the development of its financial services business.

Basis of Consolidation

The consolidated financial statements include the Company and its majority and wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement format and to give effect to the discontinuance of operations.

Quarterly Report

Note 3 - Stock Transactions

In April of 2002, the Company issued a stock dividend of 24 shares for each existing share. All share figures in the financial statements have been restated to reflect the dividend.

In April of 2002, the Company repurchased 6,250 shares of common stock. On April 29, 2002, in connection with an Agreement and Plan of Reorganization (Note 4), two shareholders returned 34,125,000 shares of common stock to the Company in exchange for certain assets. In accordance with Colorado, the shares were cancelled when returned to the corporation.

Note 4 - Reorganization and Discontinued Operations

On April 29, 2002, the Company entered into an Agreement and Plan of Reorganization between itself and Direct Response Financial Services, Inc., a Delaware Corporation (DEL). Under the agreement, the Company acquired all of the outstanding stock of DEL in exchange for 6,000,000 shares of the Company's stock, which the Company has accounted for using the purchase method. Prior to the acquisition, DEL had no operations, assets or liabilities and therefore no value was assigned to the exchange. The consolidated statements include the results of operations of DEL from the date of acquisition.

In addition, the Company disposed of its software development and internet portal operations, along with the related assets (including intangible assets) and liabilities, to two shareholders in exchange for 34,125,000 shares of the Company's stock. The Company assigned an estimated value of $75,000 to the stock.

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

Financial Summary

Results of Operations for the Six Months ending July 31, 2002:

The majority of the net loss was due to loss from discontinued operations.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation. The consolidated financial statements include the Company and its majority and wholly owned subsidiary. All significant inter-company accounts and transactions have been reconciled and liabilities satisfied.

Management Plan of Operations

Relevant Links, Inc. has completed an agreement for acquisition and a plan for reorganization with Direct Response Financial Services, Inc., a Delaware corporation (“DRFS, Delaware”). Our name has been changed to Direct Response Financial Services, Inc., a Colorado corporation (“DRFS, Colorado”).

DRFS, Colorado acquired all of the outstanding stock of DRFS, Delaware. in exchange for 6,000,000 shares of Common stock.

In connection with the reorganization with DRFS, Delaware the Company disposed of its software development and internet portal operations, along with the related assets (including intangible assets) and liabilities, to two shareholders in exchange for 34,125,000 shares of the Company’s stock. The Company assigned an estimated value of $75,000 to the stock. The result of the share cancellation and acquisition of DRFS, Delaware is 16,737,500 common shares outstanding.

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

The company currently has limited operations and is reliant on contributions from officers and shareholders. Liquidity demands have been met through cash advances. No formal agreements between any officer or shareholder and the company currently exist to continue funding operations.

An equity offering to raise capital to help expand operations is planned but the terms have not been determined at this time.

The company is finalizing agreements with various subcontractors and strategic partners which will establish the necessary infrastructure to develop revenues for the company. The company is establishing this infrastructure directly, through its subsidiary DRFS, Delaware and Direct Card Services, LLC, a Delaware Limited Liability Company of which the company owns a 50% interest.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

Report on Form 8-K, Direct Response Financial Services, Inc.,
as amended, filed on July 2, 2002;
1.	Acquisition or Disposition of Assets
2.	Other Event s
- Change in Board of Directors
- Change of the corporation's name
3.	Financial Statements and Exhibits

Exhibits

Charter and By-laws

Direct Response Financial Services, Inc. includes herewith the following exhibit:

99.1	Amendment to Articles of Incorporation filed June 14, 2002 with Secretary of State of Colorado, change in name of corporation.

The company incorporates by reference the exhibits 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company's Form SB-1 on November 6, 2001.

Corporate Charter of Relevant Links, Inc. and Articles of Incorporation of Relevant Links, Inc., a Colorado corporation, as filed April 7, 2000.

By-laws of Relevant Links, Inc. adopted August 15, 2000.

Direct Response Financial Services includes herewith the following exhibit:

99.2	Certification of Chief Executive Officer and Principal Accounting Officer Direct Response
Financial Services, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Quarterly Report

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Direct Response Financial Services, Inc.
(Registrant)

Date September 27, 2002	By: /s/ Rodney Ray
(Rodney Ray, President)