Form 10QSB
period 2002-10-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2002-12-24
CIK 1121076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2002

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

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Direct Response Financial Services, Inc.	Quarterly Report

Table of Contents

FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES	3

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	10

OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	11
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS	11
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5. - OTHER INFORMATION	11
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K	11

SIGNATURES	12

II

Quarterly Report

FINANCIAL STATEMENTS
Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

October 31, 2002		January 31, 2002
(Unaudited)		(Note 1)
CURRENT ASSETS
Cash	$-	$61,696
Prepaid Rent	-	3,021
Total Current Assets	-	64,717
PROPERTY AND EQUIPMENT
Net of $12,432 depreciation at January 31, 2002	-	32,330
INTANGIBLE ASSETS	-	-
OTHER ASSETS
Investment in Direct Card Services, LLC	-	-
Lease deposit	-	3,021
Total Assets	$ -	$ 100,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$79	$-
Accounts payable and accrued expenses	50,963	4,556
Accrued interest payable - related parties	-	7,747
Payable to Direct Card Services, LLC	1,500	-
Advances from stockholders	11,040	-
Current portion of notes payable	-	31,000
Total current liabilities	63,582	43,303
NOTES PAYABLE -Related Parties	-	-
Total Liabilities	63,582	43,303
Commitments and contingencies	-	-
STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, authorized 100,000,000 shares,
no par value, 16,737,500 and 42,875,000 shares
issued and outstanding at October 31, 2002 and
January 31, 2002	354,950	430,200
Accumulated (deficit)	(354,950)	(373,435)
(Deficit) accumulated during the development stage	(63,582)	-
Total stockholders' equity (deficit)	$ (63,582)	$ 56,765

Total liabilities and stockholders' equity (deficit)	$ -	$ 100,068

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ending	Three Months Ending
	October 31, 2002	October 31, 2001

Revenues	$-	$-

Costs and Expenses:
Website development	-	-
Professional fees	23,990	-
Administrative expenses	1,822	-
Equity in earnings of Direct Card Services, LLC	-	-
	25,812	-

Earnings (loss) from operations	(25,812)	-

Interest income	-	367
Interest expense	-	(1,224)

Earnings (loss) from continuing operations	$(25,812)	$(857)

Discontinued Operations:
(Loss) from discontinued operations	-	(40,396)
Gain on disposal of discontinued operations	-	-

Net (loss)	$ (25,812)	$ (41,253)

(Loss) per share	$ *	$ *
* less than $.01 per share

Weighted average shares outstanding	16,737,500	42,875,000

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			April 30, 2002
			(inception)
	Nine Months Ending	Nine Months Ending	through
	October 31, 2002	October 31, 2001	October 31, 2002

Revenues	$-	$-	$-

Costs and Expenses:
Website development	7,500	-	7,500
Professional fees	45,993	-	45,994
Administrative expenses	8,588	-	8,588
Equity in earnings of Direct Card Services, LLC	1,500	-	1,500
	63,581	-	63,582

Earnings (loss) from operations	(63,581)	-	(63,582)

Interest income	55	1,893	-
Interest expense	-	(3,672)	-

Earnings (loss) from continuing operations	$(63,526)	$(1,779)	$(63,582)

Discontinued Operations:
(Loss) from discontinued operations	(63,812)	(130,246)	-
Gain on disposal of discontinued operations	82,242	-	-

Net (loss)	$ (45,096)	$ (132,025)	$ (63,582)

(Loss) per share	$ *	$ *	$ *
* less than $.01 per share

Weighted average shares outstanding	22,988,889	42,875,000	32,044,556

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			April 30, 2002
			(inception)
	Nine Months Ending	Nine Months Ending	through
	October 31, 2002	October 31, 2001	October 31, 2002

Cash flows from operating activities:
Net (loss)	$(45,096)	$(132,025)	$(63,582)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,872	6,408	-
Gain on disposable of discontinued operations	(82,242)	-	-
Equity in earnings of Direct Card Services, LLC	1,500	-	1,500
Net change in operating assets and liabilities:
Accounts receivable	-	2,981	-
Prepaid rent	-	-	-
Security deposit	-	-	-
Accounts payable and accrued liabilities	51,041	3,280	51,042
Net cash (used) by operating activities	(58,925)	(119,356)	(11,040)

Cash flows from investing activities:
Purchase of investment	-	-	-
Purchase of property and equipment	(2,025)	(31,416)	-
Cash disbursed in disposal of
discontinued operations	(4,536)	-	-
Net cash (used) by investing activities	(6,561)	(31,416)	-

Cash flows from financing activities:
Loans payable - related parties	11,040	-	11,040
Proceeds from issuance of common stock	-	-	-
Repurchase of common stock	(250)	-	-
Repayment of debt	(7,000)	-	-
Net cash provided (used) by financing activities	(3,790)	-	11,040

Net increase (decrease) in cash	(61,696)	(150,772)	-

Cash at beginning of period	61,696	193,671	-

Cash at end of period	$ -	$ 42,899	$ -

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows, Continued
(Unaudited)

			April 30, 2002
			(inception)
	Nine Months Ending	Nine Months Ending	through
	October 31, 2002	October 31, 2001	October 31, 2002

Supplemental disclosure of cash flow
information:

Cash paid during the period for:
Interest	$ -	$ 3,672	$ -
Income taxes	$ -	$ -	$ -

Supplemental schedule of noncash investing
and financing activities:
Stock issued for acquisition of subsidiary	0	-	0
Assets exchanged for liabilities and stock
in disposal of discontinued operations	36,304	-	-

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

Organization and Description of Business

The Company was incorporated in the State of Colorado on April 7, 2000 to develop software and internet portals.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation (Note 3), and changed the focus to the development of financial services for the direct response industry.

In June of 2002, the company changed its name to Direct Response Financial Services, Inc.

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

Note 5 - Direct Card Services, LLC

On May 16, 2002, the Company entered into an agreement to form Direct Card Services, LLC, a Delaware limited liability company, for the purpose of marketing debit and credit card processing services. The Company contributed $1,500 for a 50% interest. The Company accounts for its investment in the 50%-owned subsidiary using the equity method.

Results of operations of the subsidiary are as follows:
	For the 3 months	For the 9 months
ending October 31, 2002		ending October 31, 2002
Sales	$ 219	$ 219
Cost of sales	221	221
Administrative and other expenses	58	3,078
(Loss) from operations	(60)	(3,080)
Net (Loss)	$ (60)	$ (3,080)

The Company's share of the net loss for the three and nine months ending October 31, 2002 was $30 and $1,540, respectively. Under the equity method, the Company includes its share of the net loss in its income statement as equity in subsidiary earnings and reduces the carrying value of its investment by the same amount until the carrying value of the investment reaches zero, after which the Company will not recognize further income or losses until the subsidiary has earnings sufficient to create a positive carrying value. Accordingly, the Company recognized losses of zero and $1,500 for the three and nine months ending October 31, 2002, respectively.

Quarterly Report

Management's Discussion and Analysis of Financial Condition

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Nine Months ending October 31, 2002:

The majority of the net loss was comprised of professional fees of $45,993, and loss from discontinuing operations of $63,812; offset by a gain on disposal of discontinued operations of $82,242.

On May 16, 2002 the Company entered into an agreement to form Direct Card Services, LLC, a Delaware limited liability company, for the purpose of marketing debit and credit card processing services. The Company contributed $1,500 for a 50% interest.

Management Plan of Operations

Direct Response Financial Services, Inc.

Direct Response Financial Services, Inc. intends to serve merchant banking needs that are unique to the global direct response industry. The direct response industry provides a means for direct marketing companies to market products directly to the consumer; and may include direct offers made through newspapers and magazines or other print media, television, and the Internet. Merchant banking needs unique to the global direct response industry include an ability to obtain banking and credit card processing capabilities that are accessible and affordable.

The company currently has limited operations and is reliant on contributions from officers and shareholders. Liquidity demands have been met through cash advances. No formal agreements between any officer or shareholder and the company currently exist to continue funding operations.

The company is providing credit card processing services through agreements with various subcontractors and strategic partners. The company is establishing this infrastructure directly, through its subsidiary DRFS, Delaware and Direct Card Services, LLC, a Delaware Limited Liability Company of which the company owns a 50% interest.

An equity offering to raise capital to help expand operations remains in a planning stage, no terms have been determined.

Direct Response Financial Services began trading on the Berlin Exchange under the ticker symbol DFS on December 3, 2002. The trading number is 804239. The company has also applied for a listing on the Frankfurt Stock Exchange.

Quarterly Report

Direct Card Services, LLC

Direct Card Services, LLC, partially-owned by DRFL, began offering card processing services for business merchants on October 10, 2002. As of October 31,2002, sales totaled $219 resulting in a net loss attributable to the company of $30. (see note 5 of the financial statements on page 9 of this report)

Direct Card Services, LLC has initiated a sales campaign for signup of business merchants for card processing services. On November 14, 2002, Direct Card Services, LLC, reached a three year agreement with Hughes & Kaye Products and Services, LLC for merchant card processing. Under the terms of the agreement Hughes & Kaye will act as an independent sales organization to Direct Card Services, LLC. Hughes & Kaye will focus on the Southern California marketplace.

OTHER INFORMATION

Item 1. Legal Proceedings
None
Item 2. Changes in Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during this reporting period.

Exhibits

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

By: /s/ Rodney Ray
(Rodney Ray, President)

Date December 22, 2002