Form 10KSB
period 2003-01-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2003-05-27
CIK 1121076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-52268

Direct Response Financial Services, Inc.
(Name of small business issuer as specified in its charter)

7080 N. Whitney, Suite 101
Fresno, California 93720
(250) 487-7008
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

[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State the issuer's revenues for the most recent fiscal year: $219

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $1,104,450 as of January 31, 2003. Direct Response Financial Services is a publicly traded company on the Over-The Counter Bulletin Board exchange (OTCBB) under the symbol DRFL.

The number of shares outstanding of the issuer's common stock as of May 13, 2003 is 19,512,834.

Documents Incorporated by Reference

Direct Response Financial Services, Inc. incorporates by reference to Part III of this Form 10-KSB the registrant's: SB-1 Registration Statement, as amended, the exhibits thereto containing the articles of incorporation and bylaws, filed December 18, 2000 and Form 8k Current Report, as amended, and the exhibits thereto filed on July 12, 2002.

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	4
Directors, Executive Officers, and Significant Employees	5
Remuneration of Directors and Officers	5
Security Ownership of Certain Beneficial Owners and Management	6
Interest of Management and Other in Certain Transactions	7
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	7
Legal Proceedings	8
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	9
Submission of Matters to a Vote of Security Holders	9
Compliance with Section 16(a) of the Exchange Act	9
Reports on Form 8-K	9
Part F/S
Financial Statements	10

Index to Exhibits	24
Description of Exhibits	25

Controls and Procedures	25
Signatures	26
Certification	27

Direct Response Financial Services, Inc.

Annual Report

Description of Business

Business

The Company was incorporated in the State of Colorado on April 7, 2000 to develop software and internet portals. On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation and changed the focus to the development of financial services for the direct response industry.

In June of 2002, the company changed its name to Direct Response Financial Services, Inc.

Direct Response Financial Services, Inc. is currently traded on the NASD Over the Counter Bulletin Board under the symbol ”DRFL”. Direct Response Financial Services, Inc. began trading on the Berlin Exchange under the ticker symbol “DFS” on December 3, 2002. The trading number is 804239. Direct Response Financial Services, Inc. is not traded on any other exchange at this time.

The Company is in the development stage and has had no significant operations. Prior to April 29, 2002, the Company was in a development stage relating to its internet portal operations. Subsequent to that date, the Company is in a new development stage relating to the development of its financial services business.

The Company’s primary focus is to enable merchants faster and better means to expand their business in the electronic age. Direct Response provides merchant banking solutions together with innovative technology to its customers.

The Company’s Products and Services include the following: Merchant Banking Services:

The Company offers accessible and affordable merchant banking services (credit card transaction processing and related services) to the global direct response industry to all levels and types of online and offline merchants. Direct Card Services, LLC (Master Agent of Chase Merchant Services (CMS) ), the Company is able to offer the competitive rates for merchant banking services.

Transmitter Business/Cash Cards:

Optimum Pay USA, Inc. provides stored value cash cards, P2P (person to person) financial services and innovative systems to move money (transmitter solutions). In conjunction with the Company's payment gateway, Optimum Pay enables the Company's clients to move money outside of the traditional transmitter system via the Internet without the need to visit a bank.

Payment Gateways:

Merchants of the Company have access to a number of payment gateway solutions. The payment gateway from CMS is available for larger merchants.

Wireless Transaction Processing:

The Company also offers wireless point of sale devices and payment mechanisms through its relationship with AMPS Wireless and other providers.

On May 16, 2002, the Company entered into an agreement to form Direct Card Services, LLC, a Delaware limited liability company, for the purpose of marketing debit and credit card processing services.

Direct Card Services, LLC, partially owned by DRFL, began offering card-processing services for business merchants on October 10, 2002. Direct Card Services, LLC has initiated a sales campaign for signup of business merchants for card processing services with limited success to date. On November 14, 2002, Direct Card Services, LLC, reached a three-year agreement with Hughes & Kaye Products and Services, LLC for merchant card processing. Under the terms of the agreement Hughes & Kaye will act as an independent sales organization to Direct Card Services, LLC. Hughes & Kaye will focus on the Southern California marketplace; to date no significant sales have been generated as a result of this agreement.

Direct Response Financial Services, Inc.

Annual Report

Direct Response Financial Services, Inc. currently has limited operations and is reliant on contributions from officers and shareholders. Liquidity demands have been met through cash advances and recent financing activities. No formal agreements between any officer or shareholder and the company currently exist to continue funding operations. The company has engaged in the following financing activities and requires additional capital to expand operations to a level where revenues sufficient to sustain operations can be generated.

Convertible Debenture

In January 2003 as amended on May 19, 2003, the Company sold an 8% convertible debenture for $150,000, due January 2005. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid. The agreement has the following additional provisions: The number of shares for which the debenture is convertible into common stock is equal to the debenture dollar amount being converted multiplied by eleven, minus the product of the conversion price, as determined below, multiplied by ten times the dollar amount of the debenture amount being converted, with the entire foregoing result divided by the conversion price. This is subject to a limitation on the holder not to exceed five percent of the issues and outstanding common shares.

The conversion price shall be equal to the lesser of $1.00, or eighty per cent (80%)(the discount multiplier) of the average of the three lowest market prices during the twenty (20) day period prior to the holder’s election to convert. However, the Company shall have the option to not accept a debenture conversion for nine months following May 14, 2002 if the conversion price is less than $0.50 per share In addition to the right to convert the debenture, the holder was given, coinciding with the exercising of the debenture, a warrant until January 9, 2006 to purchase shares of the Company’s common stock at an exercise price of $1.00 per share equal to ten times the dollar amount of the debentures being converted.

Direct Response Financial Services, Inc. has not complied with all the terms of the associated with this debenture, including the payment of interest.

Private Sale of Stock

During the year, the Company sold 50,000 shares of its common stock for $25,000 cash, which was an average price per share of $0.50. These common shares were not previously registered with the Securities and Exchange Commission in connection with any other offering. All shares outstanding were issued as exempted transactions under Section 4(2) of the Securities Act of 1933 and are subject to Rule 144 of the Securities Act of 1933.

Exemptions being non-exclusive the following factors are relevant:

The purchaser was an accredited investor as defined by Rule 501 of Regulation D of the Securities Act of 1933; An aggregate of only $25,000 was sold in the private offering and not in connection with any other offerings made by the company; The offering was sold to a single investor.; No commissions were paid.; No advertisements were made.; The purchaser had adequate access to company information.; The securities are restricted pursuant to Rule 144

Employees

Direct Response Financial Services, Inc. currently has two (2) employees, the current officer and a director of the company. Direct Response Financial Services, Inc. expects to add additional employees as operations expand.

Description of Properties

Direct Response Financial Services, Inc. rents office space, facilities and services on a month-to-month basis.

Direct Response Financial Services, Inc.

Annual Report

Directors, Executive Officers, and Significant Employees

Directors and Executive Officers

Name	Age	Position
Ted Kozub	66	President and Chief Executive Officer, Director
Gregory C. Rotelli	43	Director

Ted Kozub, President and CEO - Mr. Kozub is a recently retired Tax Partner with KPMG. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation. He was Tax Manager with Hudson Bay Oil and Gas in Calgary, which is a subsidiary of Conoco. Mr. Kozub holds a Certified Management Accounting Degree (CMA, 1963) and a Business Management Degree (1960).

Gregory C. Rotelli, CFO and Director - Mr. Rotelli, CFO and Director is Principal of Pacific Coast Capital Group, LLC and has over 20 years experience in senior management for public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for growth venture capital financing. Mr. Rotelli holds a BA degree in Classics from Brown University in Rhode Island in 1982. He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985.

Remuneration of Directors and Officers

The following lists all remuneration by Direct Response Financial Services, Inc. to officers and key personnel for the last fiscal year:

				SUMMARY COMPENSATION TABLE
		Annual Compensation			Award(s)		Payouts

					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principle		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Ted Kozub	2002	0	0	0	0	0	0	0
President and Director

Gregory C. Rotelli	2002	0	0	0	0	0	0	0
CFO and Director

Rodney Ray	2002	0	20,000	0	121,200	0	0	0
Former Officer

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Direct Response Financial Services, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Direct Response Financial Services, Inc.

Employment agreements were in place for the former President Rodney Ray and the current President Ted Kozub. Rodney Ray’s agreement was effective on April 24, 2002 and was terminated on April 6, 2003 with his resignation as President. The various terms of his agreement contained conditions precedent to significant amounts of compensation vesting. The final vested amounts owed Mr. Ray, if any, are being negotiated at this time. This agreement has been filed as an exhibit to this report.

Ted Kozub’s agreement was effective on April 4, 2003 and continues in force to date. Mr. Kozub shall receive compensation consisting of: $1,000.00 per month, 250,000 shares of Rule 144 restricted common stock of Company, all of which shall vest and be granted by the Company at the end of the twelve (12) month term of this Agreement and two (2) weeks paid vacation. This agreement has been filed as an exhibit to this report.

No other employment agreements exist or are currently contemplated.

There was no compensation paid to any directors of Direct Response Financial Services, Inc. as director’s fees.

Direct Response Financial Services, Inc.

Annual Report

Security Ownership of Certain Beneficial Owners and Management

The following set forth; as of May 13, 2002; the beneficial ownership of Direct Response Financial Services, Inc. common stock by each person known to the company to beneficially own more than five percent (5%) of the company's common stock, including options, outstanding as of such date and by the officers and directors of the company as a group.

Except as otherwise indicated, all shares are owned directly.

	Name and Address		Percentage of
Title of Class	of Beneficial Owner	Number of Shares	Class
*Common Stock	TRG Marketing Consultants, Inc.	1,000,000	5.1
	7080 N. Whitney, Suite 101
	Fresno, California 93720
Common Stock	Ted Kozub, President and Director	0	0.0
	2nd Floor , 498 Ellis St.
	Penticton, BC , V2A4M2
Common Stock	Gregory C. Rotelli	0	0.0
	828 14th St., Unit #3
	Santa Monica, CA 90403

Total Shares of 5% or more Beneficial Ownership		1,000,000	5.1
Total Shares of Officers and Directors as a Group		0	0.0
Total Shares Issued and Outstanding		19,512,834
Direct Response Financial Services, Inc. has authorized 100,000,000 shares of common stock.

* TRG Marketing Consultants, Inc. is an entity controlled by the company’s former President, Rodney Ray. Mr. Ray resigned as CEO and President effective April 6, 2003 and resigned as a board member as of May 7, 2003. These shares are the subject of current negotiations between the company and Mr. Ray to have them returned for cancellation. The company contends that the shares were issued without consideration. Should the negotiations fail to recover the shares; the company will seek other available legal remedies to recover the shares.

Direct Response Financial Services, Inc.

Annual Report

Interest of Management and Other in Certain Transactions

The Company received an advance from a stockholder in the amount of $10,140 as evidenced by a promissory note. The note is unsecured, bears 6% interest, and is due June 10, 2004.

During the year, the Company incurred legal fees with a law firm, in which a significant stockholder is a partner, in the amount of $47,117, all of which is unpaid at year end.

The Company issued 120,000 shares of its stock, valued at $121,200 ($1.01 per share) for consulting services from a significant shareholder of the Company.

The Company issued 120,000 shares of its stock, valued at $121,200 ($1.01 per share) for services from the Company’s former president.

The Company issued 1,000,000 shares, valued at $450,000 ($.45 per share) to a Company controlled by the former president and sole director of the Company. The current board of directors is of the belief that this stock was issued without consideration. The company is negotiating for the return of these common shares and has not initiated any formal proceedings. The certificate bears a restrictive legend and is currently subject to an administrative stop through the transfer agent.

In March of 2003, the Company enacted a “2003 stock incentive plan” The plan authorizes the board of directors, or its designated committee, to award up to 750,000 shares or options for shares, generally under terms and prices determined by the board. Awards may be granted to officers, directors, and employees of and consultants and advisers to the Company or its subsidiaries. The plan contains additional terms and restrictions. 749,334 shares have been issued pursuant to the plan through April 30, 2003. A significant portion of these issuances was to a former officer.

No other transactions have occurred within the past fiscal year resulting in an aggregate obligation exceeding $60,000 between the registrant and any officer, director, nominee, five percent security holder or immediate family member of those persons.

None of the current officers or directors of Direct Response Financial Services, Inc. are related by blood or marriage.

Market Price of Dividends on Common Equity and Other Shareholder Matters

Market Information

Direct Response Financial Services, Inc. common stock is listed on the NASD Over-The-Counter Bulletin Board under the symbol "DRFL", prior to September 26, 2002 under the symbol “RVLK” and prior to June 16, 2002 under the symbol “RLVL”. The first available quotes on the NASD Over-The-Counter Bulletin Board appeared in the Company’s 2nd quarter of 2002.

The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

	High	Low
Period Ending:
April 30, 2003	$0.36	$0.30
January 31, 2003	$0.35	$0.24
October 31, 2002	$0.99	$0.85
July 31, 2002	$2.15	$2.05

Holders

Direct Response Financial Services has 19,512,834 shares of common stock outstanding as of May 13, 2003 which were held by approximately 92 shareholders.

Direct Response Financial Services, Inc.

Annual Report

Dividend Policy

Direct Response Financial Services has never paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Legal Proceedings

Direct Response Financial Services, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Direct Response Financial Services is not aware of any threatened legal proceedings. The foregoing is also true, to the knowledge of the company, with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

Share Issuances

On January 24, 2003 the company’s former president, Rodney Ray, issued 1,000,000 common shares to TRG Marketing Consultants, Inc., an entity controlled by him. These shares are the subject of current negotiations between the company and Mr. Ray to have them returned for cancellation. The company contends that the shares were issued without consideration. Should the negotiations fail to recover the shares; the company will seek other available legal remedies to recover the shares. Mr. Ray resigned as president effective April 6, 2003 and resigned as a board member as of May 7, 2003. The outcome of any legal action initiated by the company is unknown but the company will make all reasonable efforts to recover the shares. The certificate bears a restrictive legend and is currently subject to an administrative stop through the transfer agent.

Convertible Debenture

In January 2003 as amended on May 19, 2003, Direct Response Financial Services, Inc sold an 8% convertible debenture for $150,000, due January 2005. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid.

The Company has not complied with certain provisions of the agreements, including the payment of interest when due.

The agreement includes a provision for a registration statement to be filed by the Company within 90 days of the closing of the agreement. The company has not complied with these provisions and by the terms of the agreements is subject to acceleration of the debt, penalties and liquidated damages clauses, which are substantial.

The debenture holder has retained $50,000 of the proceeds for legal and accounting fees associated with the debenture its conversion and the registration.

Direct Response Financial Services, Inc. has not received any notice of default from the debenture holder as required by the agreements. The company is in communication with the debenture holder and expects to resolve any issues amicably. The agreements associated with this debenture have been filed as an exhibit to this report.

Direct Response Financial Services, Inc.

Annual Report

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Direct Response Financial Services has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

None during the year ended January 31, 2003.

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2002 were filed.

Reports on Form 8-K

The company filed a current report on form 8-K as amended on July 12, 2002 where it disclosed the acquisition of Direct Response Financial Services, Inc., a Delaware Corporation.

No other current reports were filed by the company during this period.

Direct Response Financial Services, Inc.

Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	11
Financial Statements
Balance Sheet	13
Statement of Operations	14
Statement of Stockholder's Equity	15
Statement of Cash Flows	16
Notes to Financial Statements	17

Direct Response Financial Services, Inc.

Annual Report

INDEPENDENT AUDITORS’ REPORT
Report of Independent Certified Public Accountants
Board of Directors
Direct Response Financial Services, Inc.

We have audited the accompanying balance sheet of Direct Response Financial Services, Inc. (A Development Stage Company), as of January 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (April 24, 2002) through January 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Response Financial Services, Inc. as of January 31, 2003, and the results of its operations and cash flows for the period from inception (April 24, 2002) through January 31, 2003, in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained net operating losses and has insufficient working capital to complete its business plan, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
May 15, 2003

Direct Response Financial Services, Inc.

Consolidated Balance Sheet
as of
January 31, 2003

and

Consolidated Statement of Operations,
Consolidated Statement of Stockholders’ Equity,
Consolidated Statement of Cash Flows
from inception (April 24, 2002)
through January 31, 2003

Direct Response Financial Services, Inc.

Consolidated Balance Sheet

January 31,
2003

Assets
Current assets:
Cash	$4,392
Deposits	50,000
Total current assets	54,392
Other assets:
Property and equipment, net of $0 depreciation	2.233

Total assets	$ 56,625

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$147,649
Accrued interest payable	1,152
Advances from stockholders	10,240
Debenture payable	150,000
Total current liabilities	309,041

Total liabilities	309,041

Commitments and contingencies	-

Stockholders' Equity (Deficit)
Common stock, no par value,
100,000,000 shares authorized,
18,057,500 shares issued and outstanding	1,104,450
Accumulated (deficit)	(354,950)
(Deficit) accumulated during the development stage	(1,001,916)
Total stockholders' equity (deficit)	(252,416)

Total liabilities and stockholders' equity (deficit)	$ 56,625

The accompanying notes are an integral part of these financial statements.

	Direct Response Financial Services, Inc.

	Consolidated Statement of Operations

		April 24, 2002
		(inception)
		through
		January 31, 2003

Revenues		$219
Cost of sales		221
Gross profit		(2)

Costs and Expenses:
Consulting expense		830,591
Professional fees		106,288
Advertising and marketing		16,145
General and administrative		30,882
Rent expense		16,856
Total		1,000,762

Earnings (loss) from operations		(1,000,764)

Interest income		-
Interest expense		(1,152)

Net (loss)		$ (1,101,916)

(Loss) per share		$ (0.06)

Weighted average shares outstanding		16,907,500

The accompanying notes are an integral part of these financial statements.

	Direct Response Financial Services, Inc.

	Consolidated Statement of Stockholders' Equity

				(Deficit)
				Accumulated
				During The
	Common Stock		Accumulated	Development
	Shares	Amount	(Deficit)	Stage	Total

Balance April 24, 2002
(Inception)	-	$ -	$-	$-	$-

Shares issued for services	10,000	6,000	-	-	6,000

Adjustment for recapitalization
pursuant to reverse acquisition
(Note 4)	16,727,500	348,950	(354,950)		(6,000)

Shares issued for cash	50,000	25,000			25,000

Net (loss) for year ended
January 31, 2003	-	-		(1,001,916)	(1,001,916)

Balance: January 31, 2003	18,057,500	$1,104,450	$(354,950)	$(1,001,916))	$(252,416)

The accompanying notes are an integral part of these financial statements.

Direct Response Financial Services, Inc.
Consolidated Statement of Cash Flows

April 24, 2002
(inception)
through
January 31, 2003

Cash flows from operating activities
Net (loss)	$(1,001,916)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Expenses paid by issuing stock	724,500
Net change in operating assets and liabilities:
Accounts payable and accrued liabilities	148,801
Net cash (used) by operating activities	(128,615)

Cash flows from investing activities
Purchase of property and equipment	(2,233)
Net cash (used) by investing activities)	(2,233)

Cash flows from financing activities
Proceeds from loans - related parties	10.240
Proceeds from debenture	100,000
Proceeds from issuance of common stock	25,000
Net cash provided by financing activities	135,240

Net increase (decrease) in cash	4,392
Cash at beginning of period	-
Cash at end of period	$ 4,392

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ -
Income taxes	$ -

The accompanying notes are an integral part of these financial statements.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Direct Response Financial Services, Inc. (Company) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of
America dollars.

Organization and Description of Business

The Company was incorporated in the State of Colorado on April 7, 2000 as Relevant Links, Inc.

On April 29, 2002 the Company acquired 100% of Direct Response Financial Services, Inc., a Delaware Corporation (DEL) (Note 4), and changed its focus to the development of financial services for the direct response industry.

On May 16, 2002, the Company participated in forming Direct Card Services, LLC (DCS) for the purpose of facilitating the Company’s bankcard processing business. Under the terms of the LLC agreement, the Company has a 50% interest.

As described in Note 4, comparative financial statements presented are those of the subsidiary, DEL. Because the subsidiary had been formed on April 24, 2002, no financial information is presented before that date.

In June of 2002, the company changed its name to Direct Response Financial Services, Inc.

The Company is in the development stage and has had no significant operations.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its’ wholly owned and controlled subsidiaries. All inter-company accounts have been eliminated in the consolidation.

The Company considers its 50% interest in DCS to be a controlling interest because of control factors in addition to its profit interest. Because DCS has a deficit equity position at January 31, 2003, no minority interest has been recorded.

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

The Company offers no warranties on equipment sold beyond those offered by the manufacturer.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The fair value of the Company’s advances from stockholders and debentures payable cannot be estimated, because of the unique and proprietary nature of these instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income”. SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company has no components of comprehensive income other than net income (loss).

Income Taxes

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Other

The Company’s fiscal year end is January 31.

The Company paid no dividends during the periods presented.

Advertising is expensed as it is incurred.

The Company consists of one reportable business segment.

All revenue reported is from external customers in the United States. All of the Company's assets are located in the United States.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Note 2 - Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained net operating losses and has insufficient working capital to complete its business plan. This fact raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to raise additional capital to enable the Company to complete its business plan.

Note 3 - Development Stage Company

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Prior to April 29, 2002, the Company was in a development stage relating to its previous business (Note 4). Subsequent to that date, the Company is in a new development stage relating to the development of its financial services business.

Note 4 – Acquisition of Subsidiary and Reorganization

On April 29, 2002, the Company entered into an Agreement and Plan of Reorganization between itself and Direct Response Financial Services, Inc., a Delaware corporation (DEL). Under the agreement, the Company acquired all of the outstanding stock of DEL in exchange for 6,000,000 shares of the Company’s stock. Prior to the acquisition, DEL had no operations, assets or liabilities and therefore no value was assigned to the exchange.

In addition, the Company disposed of its software development and internet portal operations, along with the related assets (including intangible assets) and liabilities, to two shareholders in exchange for 34,125,000 shares of the Company’s stock. The Company assigned an estimated value of $75,000 to the stock.

Because the surviving shareholders are those of the subsidiary, the Company has accounted for the acquisition as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the consolidated statements include only the results of operations of DEL from the date of acquisition.

Note 5 – Direct Card Services, LLC

On May 16, 2002, the Company was a member in the formation of Direct Card Services, LLC, a Delaware limited liability company. The Company formed the LLC for the purpose of facilitating the Company’s bankcard processing business. Under the terms of the LLC agreement, the Company made an initial capital contribution of $1,500 for a 50% interest.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Note 6 - Property and Equipment

Components of property and equipment consist of:
				Depreciation
				Rate
		Accumulated	Net	and
	Cost	Depreciation	Amount	Method
January 31, 2003:
Office Equipment	$2,233	$—	$2,233	3 years SL
	$2,233	$—	$2,233

Depreciation is provided in amounts sufficient to recover asset costs over their estimated useful lives. No depreciation was recorded for the year ended January 31, 2003 because all property was acquired near the end of the period.

Note 7 – Advances from Stockholders

The Company received an advance from a stockholder in the amount of $10,140 as evidenced by a promissory note. The note is unsecured, bears 6% interest, and is due June 10, 2004.

Note 8 – Convertible Debentures Payable and Deposit

In January 2003, the Company sold an 8% convertible debenture for $150,000, due January 2005. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid. The agreement, as amended on May 19, 2003, has the following additional provisions: The number of shares for which the debenture is convertible into common stock (in denominations of $1,000 or more in an integral multiple of $500 in excess thereof) is equal to the debenture dollar amount being converted multiplied by eleven, minus the product of the conversion price, as determined below, multiplied by ten times the dollar amount of the debenture amount being converted, with the entire foregoing result divided by the conversion price. To the extent that, on any date, the holding of common shares results in a holder being deemed to be the beneficial owner of more than five percent (5%) of the then outstanding shares of the Company’s common stock, the holder shall not have the right and the Company shall not have the obligation to convert any portion of the debenture as shall cause such holder to be deemed the beneficial owner of more than five percent (5%) of the then outstanding shares of common stock.

The conversion price shall be equal to the lesser of $1.00, or eighty per cent (80%)(the discount multiplier) of the average of the three lowest market prices during the twenty (20) day period prior to the holder’s election to convert. However, the Company shall have the option to not accept a debenture conversion for nine months following May 14, 2002 if the conversion price is less than $0.50 per share

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

The agreement includes a provision for a registration statement to be filed by the Company within 90 days of the closing of the agreement for the stock to be issued by conversion or exercise of warrants related to this debenture. That deadline was April 9, 2003. In the event that the registration statement was not declared effective by the Securities and Exchange Commission before the deadline, or is not thereafter effective, then the eighty per cent (80%)(the discount multiplier) used in the conversion price calculation above shall decrease by three percentage points (3%) for each month or partial month occurring after the deadline date. In addition to possible damages, the holder of the debenture may demand repayment of one hundred fifty percent (150%) of the unpaid principal amount, in cash, with all accrued and unpaid interest thereon, at any time prior to the Company’s registration statement becoming effective, such repayment is to be made within three (3) business days of such demand. In the event that the debenture payment is so accelerated, the Company, in addition to repayment, shall immediately issue and pay, as the case may be, to the holder 25,000 shares of common stock and $5,000 for each thirty (30) day period, or portion thereof, during which the principal amount and interest thereon remains unpaid, with the monthly payment amount to increase to $10,000 for each thirty (30) day period, or portions thereof, after the first ninety (90) day period.

In addition to the right to convert the debenture, the holder was given, coinciding with the exercising of the debenture, a warrant until January 9, 2006 to purchase shares of the Company’s common stock at an exercise price of $1.00 per share equal to ten times the dollar amount of the debentures being converted.

The Company is in violation of certain provisions of the agreements, including the non-payment of interest when due.

The debenture holder has retained $50,000 of the proceeds, recorded by the company as a deposit, for future payment of legal and accounting fees associated with the debenture or its conversion.

Note 9 – Stockholders’ Equity

During the year, the Company sold 50,000 shares of its common stock for $25,000 cash, which was an average price per share of $.50.

The Company also issued 1,270,000 shares of its common stock for services (including related parties – Note 10), which was valued at estimated fair value of $724,500 (weighted average $.57 per share) based on quoted market prices on the date of the transaction.

Note 10 – Related Party Transactions

During the year, the Company incurred legal fees with a law firm, in which a significant stockholder is a partner, in the amount of $47,117, all of which is unpaid at year end.

The Company issued 120,000 shares of its stock, valued at $121,200 ($1.01 per share) for consulting services from a significant shareholder of the Company.

The Company issued 120,000 shares of its stock, valued at $121,200 ($1.01 per share) for services from the Company’s former president.

The Company issued 1,000,000 shares, valued at $450,000 ($.45 per share) to a Company controlled by the former president and sole director of the Company. The current board of directors is of the belief that this stock was issued without consideration, and the Company intends to take measures to recover and cancel this stock. The ultimate outcome of these measures cannot be determined.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Note 11 – Income Taxes

As of January 31, 2003, the Company had approximately $990,000 of net operating loss carryover that expires in 2023. A change in the ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had an estimated deferred tax asset of $91,000 related to the net operating loss carryover, including an addition of $91,000 for the current year. Carryforwards previously incurred by the Company are not available due to restrictions when ownership changes. A valuation allowance has been provided for the total amount of the deferred tax asset, including the current year addition, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

The overall effective tax rate differs from the Federal statutory tax rate for the year ended January 31, 2003 as follows:

% of Pre-tax
income (loss)
Tax provision based on Federal statutory rate	34.0%
State tax, net of Federal benefit	2.3%
Surtax exemption	(27.1%)
Estimated tax rate	9.2%
Valuation allowance	(9.2%)
Effective tax rate	0.0%

Note 12 – Concentration of Risk

Through its subsidiary Direct Card Services, LLC, the Company is dependent on a marketing agreement with a major bank for its future revenue regarding bankcard processing.

Note 13 – Commitments and Contingencies

The Company rents its office space on a month-to-month basis.

Note 14 – Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Direct Response Financial Services Inc.
Notes to Consolidated Financial Statements

Note 15 – Subsequent Events

In March of 2003, the Company enacted a “2003 stock incentive plan.” The plan authorizes the board of directors, or its designated committee, to award up to 750,000 shares or options for shares, generally under terms and prices determined by the board. Awards may be granted to officers, directors, and employees of and consultants and advisers to the Company or its subsidiaries. The plan contains additional terms and restrictions. 749,334 shares have been issued pursuant to the plan through April 30, 2003.

On May 19, 2003, the Company amended the agreements regarding its debenture payable. See Note 8.

Note 16 - Recent Accounting Pronouncements

On December 31, 2002, the FASB issued FASB Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure, amending FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement amends SFAS 123 regarding methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect that the provisions of SFAS No. 148 will have a material impact on its financial position, its results of operations or its cash flows.

On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.

FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company does not expect that the adoption of FIN 45 will have a material impact on its financial position, its results of operations, or its cash flows and had no effect on its disclosures in its financial statements for the year ended January 31, 2003.

In July 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which becomes effective January of 2003. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its financial position, its results of operations or its cash flows.

Direct Response Financial Services

Annual Report

Index to Exhibits

(a)

The following documents are filed as a part of this report:
Independent auditor's report.
Direct Response Financial Services, Inc. financial statements:
1.	Consolidated balance sheets as of January 31 2003
2.	Consolidated statements of operations, Consolidated Statements of stockholders' equity, Consolidated Statement of
Cash Flows and Consolidated Statement of Operations from inception (April 24, 2002) through January 31, 2003
3.	Notes to consolidated financial statements

(b)

Exhibits

Direct Response Financial Services, Inc. includes herein, by reference, the following exhibits:
Plan of Purchase	Agreement and Plan of Reorganization (filed as exhibit to the registrant's Current Report on
Form 8K (Number 333-52268), filed on July 12, 2002, as amended, filed December 18, 2000.
Articles of Incorporation	Articles of Incorporation of the registrant (filed as Exhibit 3.1 to the registrant's Registration
Statement on Form SB-1 (Number 333-52268) as amended, filed December 18, 2000).
Bylaws	Bylaws and Amendments of the registrant (filed as Exhibit 3.2 to the registrant's Registration
Statement on Form SB-1 (Number 333-52268) as amended, filed December 18, 2000).
Direct Response Financial Services, Inc. includes herewith the following exhibits:
Change of Name	Amendment to Articles of Incorporation, Change of Name of Corporation, filed with the
Secretary of State, State of Colorado, June 14, 2002.
Material Contract	Stock Purchase Agreement (Convertible Debenture)
Material Contract	Option to Purchase Agreement (Limited Liability Company Interest) by and between Direct
Response Financial Serves, Inc. and T. Randolph Catanese, a California individual resident.
Material Contract	Management Consulting Agreement by and between Direct Response Financial Services, Inc.
and Anecius Holding Company, a Colorado LLC.
Material Contract	Promissory Note, by and between Direct Response Financial Services, Inc. and RPMJ, Inc.
Material Contract	Employment Agreement by and between Direct Response Financial Services, Inc. and Rodney
Ray, dated April 24, 2002.
Material Contract	Employment Agreement by and between Direct Response Financial Services, Inc. and Ted
Kozub, dated April 4, 2003.
Certification	Certification of Chief Executive Officer
Certification	Certification of Principal Accounting Officer

Direct Response Financial Services

Annual Report

Description of Exhibits

Direct Response Financial Services, Inc. includes herewith the following:

Number	Description
3.1	Amendment to Articles of Incorporation
10.1	Stock Purchase Agreement (Convertible Debenture)
10.2	Option to Purchase Agreement
10.3	Management Consulting Agreement
10.4	Promissory Note
10.5	Employment Agreement, Rodney Ray
10.6	Employment Agreement, Ted Kozub
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Controls and Procedures

Direct Response Financial Services, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Direct Response Financial Services

Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Direct Response Financial Services, Inc.
Registrant

By:	\s\ Ted Kozub, President
Ted Kozub, President

Date:	May 20, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Direct Response Financial Services, Inc.
Registrant

By: \s\ Ted Kozub, President
Ted Kozub, President and Director

By: \s\ Gregory Rotelli, Principal Accounting Officer
Gregory Rotelli, Principal Accounting Officer

Date: May 20, 2003

Direct Response Financial Services

Annual Report

CERTIFICATION

I, Ted Kozub, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Direct Response Financial Services, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Ted Kozub
- -----------------------------
Ted Kozub
Principal Executive Officer

Direct Response Financial Services

Annual Report

CERTIFICATION

I, Gregory Rotelli, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Direct Response Financial Services, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Gregory Rotelli
- -----------------------------
Gregory Rotelli
Principal Accounting Officer