Form 10QSB
period 2003-04-30
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2003-06-20
CIK 1121076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2003

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

(250) 487-7008
(Telephone Number)

(Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 18,806,834 as of April 30, 2003

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Direct Response Financial Services, Inc.

Quarterly Report

II

Quarterly Report

FINANCIAL STATEMENTS
Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	April 30, 2003	January 31, 2003
(Unaudited)		(Note 1)
CURRENT ASSETS
Cash	$393	$4,392
Deposit	50,000	50,000
Prepaid Expense	100	-
Total Current Assets	50,493	54,392
PROPERTY AND EQUIPMENT
Net of $112 depreciation at April 30, 2003	2,121	2,233
Total Assets	$ 52,614	$ 56,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$160,427	147,649
Accrued interest payable	3,385	1,152
Advances from stockholders	13,405	10,240
Debentures payable	150,000	150,000
Total current liabilities	327,217	309,041

Total Liabilities	327,217	309,041
Commitments and contingencies	-	-
STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock, authorized 100,000,000 shares,
no par value, 18,806,834 and 18,057,500 shares
issued and outstanding at April 30, 2003 and
January 31, 2003	1,507,730	1,104,450
Accumulated (deficit)	(354,950)	(354,950)
(Deficit) accumulated during the development stage	(1,427,383)	(1,001,916)
Total stockholders' equity (deficit)	$ (274,603)	$ (252,416)

Total liabilities and stockholders' equity (deficit)	$ 52,614	$ 56,625

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

		April 24, 2002	April 24, 2002
		(inception)	(inception)
	Three Months Ending	through	through
	April 30, 2003	April 30, 2002	April 30, 2003

Revenues	$-	$-	$ 219
Cost of sales	-	-	221
Gross Profit	-	-	(2)

Costs and Expenses:
Consulting expense	404,279	-	1,234,870
Professional fees	6,710	-	112,998
Advertising and marketing	3,503	-	19,648
General and administrative	1,974	-	32,856
Rent	6,000	-	(1,423,228)
Total	(422,466)	-	(1,423,230)

Earnings (loss) from operations	(422,466)	-	(1,423,230)

Interest income	-	-	-
Interest expense	(3,000)	-	(4,152)

Net (loss)	$ (425,466)	$ -	$ (1,427,382)

(Loss) per share	$ (.02)	$ -	$ (.04)

Weighted average shares outstanding	18,353,167	16,737,500	32,372,027

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

		April 24, 2002	April 24, 2002
		(inception)	(inception)
	Three Months Ending	through	through
	April 30, 2003	April 30, 2002	April 30, 2003

Cash flows from operating activities:
Net (loss)	$(425,467)	$-	$ (1,427,383)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	112	-	112
Expenses paid by issuing common stock	403,280	-	1,127,780
Net change in operating assets and liabilities:
Prepaid expenses	(100)	-	(100)
Accounts payable and accrued liabilities	15,011	-	163,812
Net cash (used) by operating activities	(7,164)	-	(135,779)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(2,233)
Net cash (used) by investing activities	-	-	(2,233)

Cash flows from financing activities:
Proceeds from loans payable - related parties	3,165	-	13,405
Proceeds from issuance of common stock	-	-	25,000
Proceeds from debenture	-	-	100,000
Net cash provided (used) by financing activities	3,165	-	138,405

Net increase (decrease) in cash	(3,999)	-	393

Cash at beginning of period	4,392	-	-

Cash at end of period	$ 393	$ -	$ 393

Supplemental disclosure of cash flow
information:

Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes to financial statements are an integral part of this statement.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2003
(Unaudited)

Note 1 - Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2003 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for January 31, 2003 were taken from the audited financial statements of that date.

Note 2 - Summary of Significant Accounting Policies

Organization and Description of Business

The Company was incorporated in the State of Colorado on April 7, 2000 as Relevant Links, Inc. The Company is in the development stage and has had no significant operations.

On April 29, 2002, the Company entered into an Agreement and Plan of Reorganization between itself and Direct Response Financial Services, Inc., a Delaware corporation (DEL), and changed its focus to the development of financial services for the direct response industry. Because the surviving shareholders are those of the subsidiary, the Company has accounted for the acquisition as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the consolidated statements include only the results of operations of DEL from the date of acquisition, and comparative financial statements presented are those of the subsidiary, DEL. Because the subsidiary had been formed on April 24, 2002, no financial information is presented before that date.

On May 16, 2002, the Company participated in forming Direct Card Services, LLC (DCS) for the purpose of facilitating the Company’s bankcard processing business. Under the terms of the LLC agreement, the Company has a 50% interest.

In June of 2002, the company changed its name to Direct Response Financial Services, Inc.

Development Stage Company

The Company is in the development stage and has had no significant operations. Prior to April 24, 2002, the Company was in a development stage relating to its internet portal operations. Subsequent to that date, the Company is in a new development stage relating to the development of its financial services business.

Quarterly Report

Direct Response Financial Services, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
April 30, 2003
(Unaudited)

Basis of Consolidation

The accompanying consolidated financial statements include the Company and its’ wholly owned and controlled subsidiaries. All inter-company accounts have been eliminated in the consolidation.

The Company considers its 50% interest in DCS to be a controlling interest because of control factors in addition to its profit interest. Because DCS has a deficit equity position at period end, no minority interest has been recorded.

Reclassifications

Certain reclassifications have been made to previously reported statements to conform to the Company’s current financial statement.

Note 3 - Stock Transactions

In March and April of 2003, the Company issued 749,334 shares of common stock in payment of services. The shares were valued at estimated fair value of $403,280 (weighted average $.54 per share) based on quoted market prices on the date of the transactions.

Included in the shares issued above were 400,000 shares issued to officers and directors, valued at $276,000.

Quarterly Report

Management's Discussion and Analysis of Financial Condition

This statement may include projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the areholders. Liquidity demands have been met through cash advances and financing activities. No formal agreements between any officer or shareholder and the company currently exist to continue funding operations. The company requires additional capital to expand operations to a level where revenues sufficient to sustain operations can be generated.

Contingent upon the availability of additional capital to expand operations, the company will market its Credit Card processing and related services in an effort to develop some significant level of revenue to sustain operations.

Quarterly Report

OTHER INFORMATION

Item 1. Legal Proceedings

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

Direct Response Financial Services, Inc. has not received any notice of default from the debenture holder as required by the agreements. The company is in communication with the debenture holder and expects to resolve any issues amicably. The agreements associated with this debenture have been filed as an exhibit to the report on for 10KSB filed by the company for the period ended January 31, 2003.

Item 2. Changes in Securities and Use of Proceeds
None during this period.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Quarterly Report

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

Item 7. Controls and Procedures

Direct Response Financial Services, Inc. management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

Quarterly Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Direct Response Financial Services, Inc.
Registrant

By: \s\ Gregory Rotelli, President
Gregory Rotelli, President

Date: June 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Direct Response Financial Services, Inc.
Registrant

Date: June 18, 2003	By: \s\ Gregory Rotelli, President
Gregory Rotelli, President and Director

Date: June 18, 2003	By: \s\ Ted Kozub, Principal Accounting Officer
Ted Kozub, Principal Accounting Officer and Director

Quarterly Report

CERTIFICATION

I, Ted Kozub, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Direct Response Financial Services, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 18, 2003

/s/ Ted Kozub
- -----------------------------
Ted Kozub
Principal Accounting Officer

Quarterly Report

CERTIFICATION

I, Gregory Rotelli, certify that:

1.

I have reviewed this quarterly report on Form 10-KSB of Direct Response Financial Services, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 18, 2003

/s/ Gregory Rotelli
- -----------------------------
Gregory Rotelli
Principal Executive Officer