Form 10QSB
period 2003-07-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2003-09-16
CIK 1121076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ended

Commission file number 333-52268

__________DIRECT RESPONSE FINANCIAL SERVICES, INC.______
(Exact name of small business as specified in its charter)

Colorado
(State or other jurisdiction of
incorporation or organization)

84-1547578
(IRS Employer Identification #)

7080 N. Whitney, Suite 101
Fresno, California 93720
(Address of principal executive offices)

(250) 487-7008
(Telephone Number)

(Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 18,806,834 as of July 31, 2003

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

I

Direct Response Financial Services, Inc.

Quarterly Report

II

Direct Response Financial Services, Inc.

Quarterly Report

INDEX TO FINANCIAL STATEMENTS

DIRECT RESPONSE FINANCIAL SERVICES, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

July 31, 2003

Page

Consolidated Financial Statements:

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows
7

Notes to Consolidated Financial Statements
8

DIRECT RESPONSE FINANCIAL SERVICES, INC.

(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	July 31,	January 31,
	2003	2003
	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash	$74	$4,392
Deposit	40,000	50,000
Prepaid Expense	15,619	—
Total current assets	55,693	54,392

PROPERTY AND EQUIPMENT
Net of $223 depreciation at July 31, 2003	2,010	2,233

OTHER ASSETS
Investments	220,000	—

Total assets	$277,703	$56,625

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,669	$18,612
Accounts payable, related parties	173,948	129,037
Accrued interest payable	5,623	1,152
Advances from stockholders	296,977	10,240
Debentures payable	150,000	150,000
Total current liabilities	651,217	309,041

Total liabilities	651,217	309,041

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock – authorized 100,000,000 shares, no par
value, 18,806,834 and 18,057,500 shares issued and
outstanding at July 31, 2003 and January 31, 2003	1,507,730	1,104,450
Accumulated (deficit)	(354,950)	(354,950)
(Deficit) accumulated during the development stage	(1,526,294)	(1,001,916)
Total stockholders’ equity (deficit)	(373,514)	(252,416)

Total liabilities and stockholders’ equity (deficit)	$277,703	$56,625

The accompanying notes are an integral part of these statements.

DIRECT RESPONSE FINANCIAL SERVICES, INC.

(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

				April 24,
	Six		Six	2002
	Months		Months	(inception)
	Ending		Ending	through
	July 31,		July 31,	July 31,
	2003		2002	2003

Revenues	$902		$—	$1,121
Cost of sales	529		—	750
Gross Profit	373		—	371

Costs and Expenses:
Consulting expense	439,640		—	1,270,231
Professional fees	34,480		22,004	140,768
Advertising and marketing	11,939		—	28,084
Website development	—		7,500
General and administrative	18,387		6,765	49,268
Rent	12,000		—	28,856
Total	516,446		36,269	(1,517,207)

Earnings (loss) from operations	(516,073)		(36,269)	(1,516,836)

Interest income	—		55	—
Interest expense	(8,305)		—	(9,457)
			(36,214)
Discontinued Operations
(Loss) from discontinued operations	—		(63,812)
Gain on disposal of discontinued operations	—		82,242
Net (loss)	$(524,378)		(17,784)	$(1,526,293)

(Loss) per share	$(.0	$	nil	$(.0

Weighted average shares outstanding	18,353,167		26,114,583	32,372,027

The accompanying notes are an integral part of these statements.

DIRECT RESPONSE FINANCIAL SERVICES, INC.

(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three		Three
	Months		Months
	Ending		Ending
	July 31,		July 31,
	2003		2002

Revenues	$902		$—
Cost of sales	529		—
Gross Profit	373		—

Costs and Expenses:
Consulting expense	35,361		—
Professional fees	27,770		22,004
Advertising and marketing	8,436		—
Website development	—		7,500
General and administrative	16,412		6,765
Rent	6,000		—
Total	93,979		36,269

Earnings (loss) from operations	(93,606)		(36,269)

Interest income	—		—
Interest expense	(5,305)		—

Net (loss)	$(98,911)		(36,269)

(Loss) per share	$(.0	$	nil

Weighted average shares outstanding	18,353,167		16,737,500

The accompanying notes are an integral part of these statements.

DIRECT RESPONSE FINANCIAL SERVICES, INC.

(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

			April 24,
	Six	Six	2002
	Months	Months	(inception)
	Ending	Ending	through
	July 31,	July 31,	July 31,
	2003	2002	2003
Cash flows from operating activities:
Net (loss)	$(524,378)	$(17,784)	$(1,526,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	223	15,872	223
Expenses paid by issuing common stock	403,280	—	1,127,780
Gain on disposal of discontinued	—	(82,242)
operations
Net change in operating assets and liabilities:
Prepaid expenses	(15,619)	—	(15,617)
Accounts payable and accrued liabilities	55,439	26,089	204,241
Net cash (used) by operating activities	(81,055)	(58,065)	(209,670)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,025)	(2,233)
Cash disbursed in disposal of discontinued
operations	—	(4,536)	—
Net cash (used) by investing activities	—	(6,561)	(2,233)

Cash flows from financing activities:
Proceeds from loans payable – related parties	66,737	10,540	76,977
Proceeds from issuance of common stock	—	(250)	25,000
Repayment of debt	—	(7,000)	—
Proceeds from debenture	10,000	—	110,000
Net cash provided by financing activities	76,737	(3,290)	211,977

Net increase (decrease) in cash	(4,318)	(61,336)	74
Cash at beginning of period	4,392	61,696	—
Cash at end of period	$74	360	74

Supplemental disclosure of cash flow information:
Noncash transactions
Note payable issued for acquisition of investment
	220,000	—	—
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these statements.

Direct Response Financial Services, Inc.

Quarterly Report

Note 1 – Financial Statements

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

Note 2 – Summary of Significant Accounting Policies

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

In June of 2002, the company changed its name to Direct Response Financial Services, Inc. The Company provides marketing and financial products and services to merchants.

Development Stage Company

The Company is in the development stage and has had no significant operations. Prior to April 24, 2002, the Company was in a development stage relating to its internet portal operations. Subsequent to that date, the Company is in a new development stage relating to the development of its financial services business.

Direct Response Financial Services, Inc.

Quarterly Report

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

Note 3 – Stock transactions

In March and April of 2003, the Company issued 749,334 shares of common stock in payment of services. The shares were valued at estimated fair value of $403,280 (weighted average $.54 per share) based on quoted market prices on the date of the transactions.

Included in the shares issued above were 400,000 shares issued to former officers and directors, valued at $276,000.

Note 4 – Investments

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. (“Optimum”). Optimum develops electronic payment systems. Optimum Pay, Inc. is privately held company with headquarters in Irvine, California and offices in Covington, Kentucky.. The company exchanged an unsecured promissory note to a shareholder of the company in exchange for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005 and bears interest of three percent (3%). The investment is accounted for using the cost method.

During July 2003, the Company invested $20,000 in International Settlement Corporation ("ISC"). ISC is a private company headquartered in Las Vegas, Nevada, and is an electronic payment solutions provider. The Company purchased 40,000 common shares of ISC, which represents approximately one percent (1%) interest in ISC. The investment is accounted for using the cost method.

Direct Response Financial Services, Inc.

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

Financial Summary

Results of Operations for the Six Months ending July 31, 2003:

The majority of the net loss of $524,378 was comprised of consulting expense of $439,640. The remainder of the net loss was comprised of professional fees, advertising and marketing, general and administrative, rent, and interest expenses. Gross profit for the period was $373.

Management Plan of Operations

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

Direct Card Services, LLC, partially owned by DRFL, began offering card-processing services for business merchants on October 10, 2002 and has had no significant sales to date.

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. (“Optimum”). Optimum develops electronic payment systems. Optimum Pay, Inc. is privately held company with headquarters in Irvine, California and offices in Covington, Kentucky.. The company exchanged an unsecured promissory note to a shareholder of the company in exchange for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005 and bears interest of three percent (3%).

During July 2003, the Company invested $20,000 in International Settlement Corporation ("ISC"). ISC is a private company headquartered in Las Vegas, Nevada, and is an electronic payment solutions provider. The Company purchased 40,000 common shares of ISC, which represents approximately one percent (1%) interest in ISC.

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

Direct Response Financial Services, Inc.

Quarterly Report

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

Share Issuances

On January 24, 2003 the company’s former president, Rodney Ray, issued 1,000,000 common shares to TRG Marketing Consultants, Inc., an entity controlled by him. These shares have recently been returned to the company for cancellation. The company sought the return of the shares on the basis that the shares were issued without consideration. Mr. Ray resigned as president effective April 6, 2003 and resigned as a board member as of May 7, 2003.

Convertible Debenture

In January 2003 as amended on May 19, 2003, Direct Response Financial Services, Inc sold an 8% convertible debenture for $150,000, due January 2005. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid.

The Company has not complied with certain provisions of the agreements; the agreement includes a provision for a registration statement to be filed by the Company within 90 days of the closing of the agreement. The company has not complied with these provisions and by the terms of the agreements is subject to acceleration of the debt, penalties and liquidated damages clauses, which are substantial.

The debenture holder has retained $50,000 of the proceeds for legal and accounting fees associated with the debenture its conversion and the registration.

Direct Response Financial Services, Inc. has not received any notice of default from the debenture holder as required by the agreements. The company continues to be in communication with the debenture holder and expects to have a registration statement filed soon. The agreements associated with this debenture have been filed as an exhibit to the report on for 10KSB filed by the company for the period ended January 31, 2003.

Direct Response Financial Services, Inc.

Quarterly Report

Item 2. Changes in Securities and Use of Proceeds

In March and April of 2003, the Company issued 749,334 shares of common stock in payment of services. The shares were valued at estimated fair value of $403,280 (weighted average $.54 per share) based on quoted market prices on the date of the transactions.

Included in the shares issued above were 400,000 shares issued to former officers and directors, valued at $276,000.

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

Direct Response Financial Services, Inc.

Quarterly Report

SIGNATURES

In accordance with the Exchange Act, the registrant has caused this report to be signed on its behalf by the following undersigned, duly authorized.

Direct Response Financial Services, Inc.
Registrant

Date: September 12, 2003	By: \s\ Gregory Rotelli, President
Gregory Rotelli, President and Director

Date: September 12, 2003	By: \s\ Ted Kozub, Principal Accounting Officer
Ted Kozub, Principal Accounting Officer and Director

Direct Response Financial Services, Inc.

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

Date: September 12, 2003

/s/ Ted Kozub
- -----------------------------
Ted Kozub
Principal Accounting Officer

Direct Response Financial Services, Inc.

Quarterly Report

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

Date: September 12, 2003

/s/ Gregory Rotelli
- -----------------------------
Gregory Rotelli
Principal Executive Officer