Form 10-Q
period 2003-10-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2003-12-15
CIK 1121076

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: October 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended


                        Commission file number 333-52268


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                    ----------------------------------------
           (Exact name of small business as specified in its charter)



                                    Colorado
                        (State or other jurisdiction of
                         incorporation or organization)



                                   84-1547578
                        (IRS Employer Identification #)


                              2899 Agoura Road #115
                               Westlake, CA 91361
                                 (250) 497-6072

                    (Address of principal executive offices)


                                 (250) 487-7008
                               (Telephone Number)



     (Former name, former address, and former fiscal year, if changed since last report)



The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 19,806,834 as of October 31, 2003



Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

Direct Response Financial Services, Inc.

Quarterly Report

                                Table of Contents


FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES                                   3
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     11
ITEM 3 - CONTROLS AND PROCEDURES                                         11
OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS                                               11
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                       12
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 12
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12
ITEM 5 - OTHER INFORMATION                                               12
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                12
SIGNATURES                                                               13



                                       II

Direct Response Financial Services, Inc.

Quarterly Report

                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                October 31, 2003


                                                                         Page
Consolidated Financial Statements:
Consolidated Balance Sheets                                                4
Consolidated Statements of Operations                                      5
Consolidated Statements of Cash Flows                                      6
Notes to Consolidated Financial Statements                                 7

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     October 31,       January 31,
                                                                         2003             2003
                                                                     (Unaudited)        (Note 1)
                                                                     -----------       -----------
CURRENT ASSETS
    Cash                                                             $       105       $     4,392
    Deposit                                                               35,000            50,000
    Prepaid Expense                                                      210,975                --
                                                                     -----------       -----------
           Total current assets                                          246,080            54,392

PROPERTY AND EQUIPMENT
    Net of $335 depreciation at October 31, 2003                           1,898             2,233

OTHER ASSETS
    Investments                                                          240,000                --
                                                                     -----------       -----------

           Total assets                                              $   487,978       $    56,625
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    26,812       $    18,612
    Accounts payable, related parties                                    195,487           129,037
    Accrued interest payable                                              15,093             1,152
    Advances from stockholders                                           370,292            10,240
    Note payable (current)                                                14,825                --
    Debentures payable                                                   150,000           150,000
                                                                     -----------       -----------
           Total current liabilities                                     772,509           309,041
                                                                     -----------       -----------

           Total liabilities                                             772,509           309,041

Commitments and contingencies                                                 --                --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 19,306,834 and 18,057,500 shares issued and
      outstanding at October 31, 2003 and January 31, 2003             2,015,230         1,104,450
    Accumulated (deficit)                                               (354,950)         (354,950)
    (Deficit) accumulated during the development stage                (1,944,811)       (1,001,916)
                                                                     -----------       -----------
           Total stockholders' equity (deficit)                         (284,531)         (252,416)
                                                                     -----------       -----------

           Total liabilities and stockholders' equity (deficit)      $   487,978       $    56,625
                                                                     ===========       ===========

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                             April 24,
                                                         Nine               Nine               2002
                                                        Months             Months           (inception)
                                                        Ending             Ending            through
                                                      October 31,        October 31,        October 31,
                                                         2003               2002               2003
                                                     ------------       ------------       ------------
Revenues                                             $      1,003       $         --       $      1,222
Cost of sales                                                 748                 --                969
                                                     ------------       ------------       ------------
    Gross Profit                                              255                 --                253

Costs and Expenses:
    Consulting expense                                    766,240                 --          1,596,830
    Professional fees                                      55,780             45,993            162,069
    Advertising and marketing                              11,883                 --             28,029
    Website development                                        --              7,500                 --
    General and administrative                             73,473             10,088            104,354
    Rent                                                   18,000                 --             34,856
                                                     ------------       ------------       ------------
         Total                                            925,376             63,581         (1,926,138)

Earnings (loss) from operations                          (925,121)           (63,581)        (1,925,885)

Interest income                                                --                 55                 --
Interest expense                                          (17,774)                --            (18,926)
                                                     ------------       ------------       ------------

Discontinued Operations
    (Loss) from discontinued operations                        --            (63,812)                --
    Gain on disposal of discontinued operations                --             82,242                 --
                                                     ------------       ------------       ------------
Net (loss)                                           $   (942,895)           (45,096)      $ (1,944,811)
                                                     ============       ============       ============

(Loss) per share                                     $       (.05)      $        nil       $       (.11)
                                                     ============       ============       ============


Weighted average shares outstanding                    18,500,434         22,988,889         17,720,241
                                                     ============       ============       ============

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three              Three
                                            Months             Months
                                            Ending             Ending
                                          October 31,        October 31,
                                              2003              2002
                                         ------------       ------------
Revenues                                 $        101       $         --
Cost of sales                                     219                 --
                                         ------------       ------------
    Gross Profit                                 (118)                --

Costs and Expenses:
    Consulting expense                        137,641                 --
    Professional fees                          13,281             23,990
    Advertising and marketing                      --                 --
    Website development                            --
    General and administrative                 55,031              1,822
    Rent                                        6,000                 --
                                         ------------       ------------
         Total                                211,953             25,812

Earnings (loss) from operations              (212,071)           (25,812)

Interest income                                    --                 --
Interest expense                               (9,469)                --
                                         ------------       ------------

Net (loss)                               $   (221,540)      $    (25,812)
                                         ============       ============

(Loss) per share                         $       (.01)      $        Nil
                                         ============       ============


Weighted average shares outstanding        18,931,834         16,737,500
                                         ============       ============

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   April 24,
                                                                 Nine              Nine              2002
                                                                Months            Months           (inception)
                                                                Ending            Ending            through
                                                              October 31,       October 31,       October 31,
                                                                 2003               2002              2003
                                                              -----------       -----------       -----------
Cash flows from operating activities:
  Net (loss)                                                  $  (942,895)      $   (45,096)      $(1,944,811)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                      335            15,872               335
    Expenses paid by issuing common stock                         910,780                --         1,635,280
    Gain on disposal of discontinued operations                        --           (82,242)               --
  Net change in operating assets and liabilities:
    Prepaid expenses                                             (195,975)               --          (195,975)
    Accounts payable and accrued liabilities                       88,591            52,541           237,392
                                                              -----------       -----------       -----------
Net cash (used) by operating activities                          (139,164)          (58,925)         (267,779)

Cash flows from (used by) investing activities:
  Purchase of property and equipment                                   --            (2,025)           (2,233)
  Cash disbursed in disposal of discontinued  operations               --            (4,536)               --
                                                              -----------       -----------       -----------
Net cash (used) by investing activities                                --            (6,561)           (2,233)

Cash flows from financing activities:
  Proceeds from loans payable - related parties                   134,877            11,040           145,117
  Proceeds from issuance of common stock                               --              (250)           25,000
  Repayment of debt                                                    --            (7,000)               --
  Proceeds from debenture                                              --                --           100,000
                                                              -----------       -----------       -----------
Net cash provided by financing activities                         134,877            (3,790)          270,117
                                                              -----------       -----------       -----------

Net increase (decrease) in cash                                    (4,287)          (61,696)              105
Cash at beginning of period                                         4,392            61,696                --
                                                              -----------       -----------       -----------
Cash at end of period                                                 105                --               105
                                                              ===========       ===========       ===========

Supplemental disclosure of cash flow information:
Noncash transactions:
    Note payable issued for acquisition of  investments           240,000                --           240,000

Cash paid during the period for:
   Interest                                                   $        --       $        --       $        --
   Income taxes                                               $        --       $        --       $        --

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying consolidated financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2003 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

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

On May 16, 2002, the Company  participated in forming Direct Card Services,  LLC
(DCS) for the purpose of facilitating the Company's bankcard processing business. Under the terms of the LLC agreement, the Company has a 50% interest.

In June of 2002, the company changed its name to Direct Response Financial Services, Inc.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its' wholly owned and controlled subsidiaries. All inter-company accounts have been eliminated in the consolidation.

The Company considers its 50% interest in DCS to be a controlling interest because of control factors in addition to its profit interest. Because DCS has a deficit equity position at period end, no minority interest has been recorded.

RECLASSIFICATIONS

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement.

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

In September of 2003, the Company issued 500,000 shares of common stock to officers in payment of services to be received over a one-year period. The stock was recorded at estimated fair value of $507,500 based on market price at date of issue. Of the total value, $188,958 was used to reduce expense accrued in prior periods, $126,875 was expensed in the current period, and $191,667 was recorded as prepaid expense to be amortized in future periods.

NOTE 4 - INVESTMENTS

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. ("Optimum"). Optimum develops electronic payment systems. Optimum Pay, Inc. is privately held company with headquarters in Irvine, California and offices in Covington, Kentucky. The company exchanged an unsecured promissory note to a shareholder of the company in exchange for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%)

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005 and bears interest of three percent (3%). The investment is accounted for using the cost method.

During the current year, the Company invested $40,000 in International Settlement Corporation ("ISC"). ISC is a private company headquartered in Las Vegas, Nevada, and is an electronic payment solutions provider. The Company purchased 80,000 common shares of ISC, which represents approximately one percent (1%) interest in ISC. The investment is accounted for using the cost method.

Item 2.  Plan of Operations

This statement may include projections of future results and "forward looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.


Plan of Operations

Direct Response Financial Services, Inc. is currently traded on the NASD Over the Counter Bulletin Board under the symbol "DRFL". Direct Response Financial Services, Inc. began trading on the Berlin Exchange under the ticker symbol "DFS" on December 3, 2002. The trading number is 804239. Direct Response Financial Services, Inc. is not traded on any other exchange at this time.

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

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. ("Optimum"). Optimum develops electronic payment systems. Optimum Pay, Inc. is privately held company with headquarters in Irvine, California and offices in Covington, Kentucky.. The company exchanged an unsecured promissory note to a shareholder of the company in exchange for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005 and bears interest of three percent (3%).

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

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures


         As of October 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


(b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.

                                     PART II

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

In September 2003, we issued 500,000 shares of common stock to officers in payment of services to be received over a one-year period. The stock was recorded at estimated fair value of $507,500.


Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None


Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

None during this reporting period.

Exhibits

31.1     Certification by Chief Executive Officer and
         Chief Financial Officer pursuant to Sarbanes-Oxley Section 302:      Provided Herewith

32.1     Certification by Chief Executive Officer and
         Chief Financial Officer pursuant to 18 U.S. C. Section 1350:         Provided Herewith


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     DIRECT RESPONSE FINANCIAL SERVICES, INC.

                     By: /s/Ted Kozub.
                     Name:  Ted Kozub
                     Title: Chief Executive Officer and Chief Financial Officer
                     Date:  December 15, 2003