Form 10KSB
period 2004-01-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2004-04-30
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
                          COMMISSION FILE NO. 333-52268

                    Direct Response Financial Services, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Colorado                                   333-52268
  ---------------------------------         ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

        2899 Agoura Road #115, Westlake Village, CA              91361
   ------------------------------------------------------    --------------
          (Address of Principal Executive Offices)             (Zip Code)

                                 (250) 497-6072
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: NONE

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $1,859.

There are 20,661,093 shares outstanding as of April 28, 2004. The aggregate market value of the voting stock held by non-affiliates of Direct Response was $4,029,018.60 as of April 28, 2004, based upon the closing sales price of the Registrant's common stock as quoted on the over-the-counter bulletin board of $0.20.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                      INDEX

                                     PART I

                                                                          Page

Item 1.        Description of Business                                      4
Item 2.        Description of Property                                      8
Item 3.        Legal Proceedings                                            8

Item 4.        Submission of Matters to a Vote of Security Holders          8

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  9

Item 6.        Management's Discussion and Analysis or Plan of Operation   10
Item 7.        Financial Statements                                       F-1
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         13
Item 8A.       Controls and Procedures                                     13

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(A) of the
                  Exchange Act.                                            14
Item 10.       Executive Compensation
Item 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                               15
Item 12.       Certain Relationships and Related Transactions              16
Item 13.       Principal Accountant Fees and Services                      16

                                     PART IV

Item 14.       Exhibits and Reports on Form 8-K                            17


               SIGNATURES                                                  18

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "Direct Response," "the Company," "we," "us," and "our" refer to Direct Response Financial Services, Inc. and its subsidiary.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BACKGROUND

We were incorporated in the State of Colorado on April 7, 2000 to develop software and internet portals. On April 29, 2002, we acquired 100% of Direct Response Financial Services, Inc., a Delaware corporation and changed our focus to the development of financial services for the direct response industry.

In June of 2002, we changed our name to Direct Response Financial Services, Inc.

Direct Response Financial Services, Inc. is currently traded on the NASD Over the Counter Bulletin Board under the symbol "DRFL." Direct Response Financial Services, Inc. began trading on the Berlin Exchange under the ticker symbol "DFS" on December 3, 2002. The trading number is 804239. Direct Response Financial Services, Inc. is not traded on any other exchange at this time.

We currently have limited operations and are reliant on contributions from our officers and shareholders. Liquidity demands have been met through cash advances and recent financing activities. No formal agreements between any officer or shareholder and the company currently exist to continue funding operations.

BUSINESS

We are a development stage company, however, over the last year the Company has succeeded in entering into several contracts with radio media providers and the Company has extended its marketing model. The Company recently launched an Internet offer of a stored value debit card in conjunction with eDebitPay through Direct Card Services, Inc.'s Internet site at www.personaladvantage.net. In addition, the Company is also poised to introduce two stored value debit card programs involving Emmis Communications Corporation (NasdaqNM:EMMS) and Spanish Broadcasting System (Nasdaq:SBSA). The Company seeks to partner with media providers in television, radio, print and Internet for the purposes of selling its custom branded and co-branded debit card products. Presently, the Company is focused on delivery of stored value debit cards to the unbanked and underbanked population in the United States. However, the Company continues to focus on its merchant banking business and other derivative financial business activities.

The Company is also engaged in significant activity to develop a network of retail loading stations for debit card usage. These loading stations in most instances should include major regional and national grocery store chains, convenience stores, retail merchants and existing check cashing businesses.

The Company employs current e-commerce and e-finance solutions to interface between individual and business customers. We also provide solutions for payment acceptance in any electronic environment. These technology solutions address processing of electronic payments whether through credit, debit, pre-paid or ATM means. We participate in the market for credit, debit, stored-value and smart cards, electronic checks, cash, wireless and alternative Internet payment methods. Moreover, the Company has developed, through its subsidiary Direct Card Services, LLC, a proprietary software product known as the DirecTrac System(TM) which permits data collection and list management involving all card programs offered by the Company.

We have invested in and licensed proprietary technology from various financial services companies including Optimum Pay that is a partially owned subsidiary of Cybertek Holdings and SECOS. Cybertek Holdings is a publicly traded South Korean company specializing in network security systems, fraud and transaction processing. Optimum Pay and SECOS have each developed proprietary technology for secure electronic payments that we have strategic and contractual relations. Furthermore, through our fifty percent-owned subsidiary Direct Card Services, LLC, we have partnered with Chase Manhattan Bank and Chase Merchant Services for our infrastructure in the worldwide banking system. Chase has also developed proprietary payment systems for use by acquiring banks, and we have secured rights to deploy this technology to our clients. Furthermore, through these strategic partnerships, we are positioned to capture the growing market trends in e-finance and P2P payment transaction processing. We are also working on deploying proprietary, wireless, payment technology that allows for electronic point of sale payment solutions absent a landline (payment is verified through our gateway network).

Through our existing marketing contracts, we will reach major distribution channels for our financial services. These distribution channels include direct response companies, pre-paid phone card distributors, network marketing companies and financial institutions. Over the last year one of the major advancements for the Company was its agreement reached with ROI Media Services, Inc. ROI has over 30 years experience, through its management team, in radio and television. ROI together with the Company developed a business model utilizing media partners to extend the marketing of the Company's stored value debit cards and other financial products.

Our core business is to deliver proprietary technology and service support to our customers and clients in the financial industry. These services include:

o        Payment Gateway System, through Optimum Pay USA, Inc.

o Merchant Banking Services, through our partially owned subsidiary Direct Card Services, LLC, Chase Merchant Services, LLC, and CardService International

o Transmitter Business/Cash Cards, through Optimum Pay USA, Inc., a partially owned subsidiary of Cybertek Holdings and SECOS together with the partial ownership of the Company

o        Wireless Payment Solutions, through AMPS Wireless

o        Debit Cards (co-branded with VISA or MasterCard)

o        ATM Cards (co-branded with VISA or MasterCard)

o        Development of card loading stations and networks

Our primary customers are banks, credit and debit card issuers and users of such cards, third party marketing companies in need of financial products, media companies, the direct response industry and any company or group in need of deploying electronic or digital payment acceptance technologies.

PRODUCTS AND SERVICES

             Pre-paid Debit Cards and Internet Financial Technology

The Company through its affiliation with MasterCard, Optimum Pay USA, Inc. and BankFirst provides stored value cash cards, person to person financial services and innovative systems to move money, also known as transmitter solutions. The first debit cards offered by the Company include the DCS Personal Advantage Media Card and the La Raza Personal Advantage Media Card. In conjunction with the debit card offers the Company also provides an Internet interactive web site. The Company owns and operates an Internet web site at www.globalmoneyonline.com for Internet financial transactions. Such transactions include crediting to debit cards, movement of cash from card to card, account review, and movement of cash from an existing financial account to the Global Money Online account. This innovative system permits the Company's customers to avoid the need to visit a retail bank location to move money. Further, the system allows the Company's customers access 24/7 365 days per year.

                            Merchant Banking Services

We offer banking services (credit card transaction processing and related services) to all levels and types of online, and offline merchants. Through our proprietary banking software and our 50% owned subsidiary, Direct Card Services, LLC, a Master Agent of Chase Merchant Services and agent of CardService International, we are able to offer competitive rates for merchant banking services in the business and provide our clients with customer service. By lowering payment risk and reducing credit card charge backs and losses, we help our clients obtain lower card processing costs, which in turn allows them higher profit margins. Direct Card Services, LLC, began offering card-processing services for merchants on October 10, 2002. In addition, Direct Card Services, LLC has initiated a sales campaign for signup of business merchants for card processing services with limited success to date.

The Company has several independent contractor sales agents who offer the Company's merchant banking services. These sales agents are located throughout the United States.

                                Payment Gateways

Our merchants will have access to a number of payment gateway solutions. The payment gateway from Chase Merchant Services is available for larger merchants. Optimum Pay USA, Inc. allows us to offer payment gateways and provide merchants with a detailed analysis of transactions in a useable format, thereby enabling them to better manage their business and achieve higher profits. The following is an example of a Gateway Processing Flow:

1. Consumer initiates transaction with merchant via online, telephone orders, mail orders, wireless, brick and mortar using a credit or debit card.

2. The merchant dials our gateway for approval of transaction.

3. Our gateway approves or denies transaction. Upon approval, the funds are transferred to the processing bank via a master MID/TID batch to our BIN at the bank. Our fees are removed and transferred.

4. Our processing gateway distributes the funds to the various merchant destination bank accounts via SWIFT or other available transfer procedures. Funds are transferred within 1-3 days.

5. Holdback funds are maintained at the merchant bank for periods of 90-180 days for fraud and charge back issues. Funds are rotated in and out dependent upon volume or merchant activity. Interest is paid on depository activity.

SOURCES OF REVENUES

The Company has several sources of revenue it is developing. The income occurs primarily through merchant banking activities, the sale of pre-paid debit cards, debit card transaction income, advertising income from card loading partners and from transaction income related to its Internet web sites.

Debit Card Sales - The Company earns income on each debit card sale. The income varies depending upon the card program and the marketing method used by the Company.

Debit Card Transaction Income - The Company earns monthly income from each debit card which has been issued and remains active. Transaction income includes monthly statement fees, customer service fees, transaction fees, ATM fees, loading fees, and other related fees.

Derivative Income - The Company also may earn monthly income from the sale of add-on products or services to debit card holders or other customers of the Company.

Merchant Banking Income - The Company earns monthly fees on merchant banking service income for each of its merchant banking customers.

Internet Transaction Income - When the Company's customers utilize the Company's Internet financial web site at globalmoneyonline.com the Company earns transaction fees.

SALES AND MARKETING STRATEGIES

Our primary sales and marketing strategy is to:

o create new relationships with media partners for the offering of our financial products and services

o leverage our relationships to attract and deliver as much credit card and debit card processing as possible;

o build a deep and interactive relationship with our existing bank customers;

o develop, execute and market custom credit cards and debit cards through a direct response initiative; and

o test and implement a new transmitter business and new forms of payment processing.

Our market entry strategy will be through via payment solutions to businesses, financial services companies and the direct response industry.

DIRECT SALES

The Direct Sales strategy is to pursue financial services companies, predominately financial service companies and the direct response industry, by providing new sources of revenue.

Direct sales efforts will also focus on recruiting and contracting with Independent Sales Organizations and Independent Sales Agencies to build an inexpensive, sales channel for its products and services.

ISOS/ISAS

The Independent Sales Organization strategy is to enlist as many ISOs and Independent Sales Agencies as possible to receive revenue, with no direct employee or contractor cost of sales.

COMPETITION

The markets for the financial products and services offered by us are intensely competitive. We compete with a variety of companies in various segments of the financial services industry, and our competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Highly fragmented segments currently include online banking, financial account processing, customer relationship management solutions and electronic funds transfer and card solutions. Other segments of the financial services industry are relatively new with limited competition, including private label banking and wealth management solutions. We face a number of competitors in the electronic bill presentment and payment market. We also faces competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

EMPLOYEES

At April 28, 2004, we employed 2 officers.

ITEM 2. DESCRIPTION OF PROPERTY

We lease an office at a rate of $2,000.00 per month on a month to month basis.

We believe that our facilities are adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "DRFL." Our common stock has been quoted on the OTCBB since April 2002.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                    Low($)  High ($)
                                    ------  --------
2003 Period Ending
January 31                            0.24    1.40
April 30                              0.26    1.02
July 31                               0.28    0.70
October 31                            0.85    1.62

2004 Period Ending
January 31                            0.50    1.52
April 30                              0.17    0.89

HOLDERS

As of April 28, 2004, we had approximately 41 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is First American Stock Transfer, Phoenix, Arizona.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ---------------------- ------------------------
           Plan category              Number of securities      Weighted average      Number of securities
                                        to be issued upon       exercise price of    remaining available for
                                           exercise of        outstanding options,       future issuance
                                      outstanding options,     warrants and rights
      As of January 31, 2004           warrants and rights
------------------------------------ ------------------------ ---------------------- ------------------------
                                               (a)                      (b)                     (c)
------------------------------------ ------------------------ ---------------------- ------------------------
Equity compensation plans approved              0                       0                       0
by security holders
------------------------------------ ------------------------ ---------------------- ------------------------
Equity compensation plans not                   0                       0                       0
approved by security holders
------------------------------------ ------------------------ ---------------------- ------------------------
Total                                           0                       0                       0
------------------------------------ ------------------------ ---------------------- ------------------------

         Recent Issuances of Unregistered Securities.

         For the fourth quarter of the fiscal year ended January 31, 2004, the following issuances were made:

         On January 28, 2004, we issued 25,000 shares to Jill W. Love in lieu of compensation.

         No issuances occurred subsequent to January 31, 2004.

         The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

ITEM 6. PLAN OF OPERATION

INTRODUCTION

         The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends January 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

During the previous fiscal year to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

o ROI Media Services, Inc. - The Company, through its subsidiary Direct Card Services, LLC, entered into a written contract with ROI Media Services, Inc. Pursuant to this agreement the parties are to jointly pursue radio networks for the distribution of debit cards and related products and services. Under the terms of the agreement Direct Card Services is to advance all monies for debit card programs in exchange for a priority of repayment for advances made and for a 50% share of all net profits from debit card sales, transaction income and other income from related products and services. As part of the agreement ROI, at its cost and subject to reimbursement, is to identify and negotiate with radio media providers to partner with ROI and DCS for the offer of debit cards. As a result of this agreement Emmis Communications Corporation (NasdaqNM:EMMS)and Spanish Broadcasting System (Nasdaq:SBSA) entered into agreements with DCS and ROI for the joint offering of debit cards. Each radio network has agreed to provide significant media to promote the respective debit card program. Each contract provides for a three year commitment to the debit card program. ROI and DCS continue to solicit radio media partners for the sale of the Company's debit cards and other financial products.

o Optimum Pay USA, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements included three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; and (3) the La Vida Buena Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $90,500 against these minimum orders, leaving balances due under each account as follows: DCS Personal Advantage Media Card - $61,010; La Raza Personal Advantage Media Card - $60,000; and La Vida Buena Card - $33,000. Of these amounts, a total of $60,000 is to be held by Optimum Pay in depository and reserve accounts for the Company's benefit.

All cards are networked through MasterCard. Further, DCS was approved as an independent sales organization of MasterCard as part of the bank approval process for the above card programs. In addition, the Company contracted with Optimum Pay for the delivery and installation of its Internet financial site called www.globalmoneyonline.com. OP provides the interface with the issuing bank and the processor for the Company's debit card programs. OP also manages the data from all card programs as well as provides some form of customer service for card customers. Additionally, OP operates and maintains the technology infrastructure for www.globalmoneyonline.com.

o Significant Third Party Consulting Agreements. The Company entered into two significant consulting agreements with Floyd Cochran and WNCR Management, Ltd. Pursuant to the consulting agreements the consultants received significant shares of stock in the Company. In exchange, the consultants provided international financial consulting services to the Company. Specifically, these services included research and analysis of the Canadian marketplace for debit cards and the products and services offered by the Company. The consultants also advised Company management on the timing and implementation of any business strategy for Canada.

o Agent Agreement with CardService International - In addition to its existing relationship with Chase Merchant Services for the processing of referred merchant credit and debit card transactions, the Company entered into a Non-Exclusive, Non-Registered Agent Agreement with CardService International, Inc. This agreement allows the Company access to an additional card processor, providing another option for the Company when referring merchant card processing business.

As it continues to grow, the Company will need additional capital. In the past, capital needs were met through cash advances by third party investors and through loans by interested shareholders. In order for the Company to sustain its projected growth and to achieve its current business model the Company will require significant capital either through equity investment or through loans.

CAPITAL RAISING ACTIVITIES

We have engaged in the following financing activities and require additional capital to expand operations to a level where revenues sufficient to sustain operations can be generated.

Private Sale of Convertible Debenture

In January 2003, as amended on May 19, 2003, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $150,000 8% convertible debenture and non-detachable warrant to purchase up 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of: (i) $1.00 or (ii) 80% of the average of the five lowest volume weighted average prices during the 20 calendar days prior to the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. See the Selling Stockholder section for a Sample Debenture Conversion Calculation.

On or about February 19, 2004, the Company and La Jolla Cove Investors entered into an Addendum to the debenture which provided that upon effectiveness of the Company's SB-2 Registration Statement (which was declared effective as of February 19, 2004), La Jolla would immediately effect a $2,500 conversion of the debenture and $25,000 warrant exercise, along with providing a $150,000 pre-payment to the Company against future warrant conversions.

On March 23, 2004, the Company and La Jolla entered into another Addendum to the debenture which provided the following:

         o For a period of 60 days from the Addendum La Jolla would convert no more than $2,200 of the debenture and related Warrants per calendar week, on a cumulative basis

         o Beginning from the 61st day from the Addendum the 10% monthly maximum conversion amount shall be 20% if the volume weighted average price is above $0.63

         o The maturity date of the debenture is extended to January 9, 2006, and the expiration date of the non-detachable warrant is extended to January 9, 2007

         o If a conversion election is made by La Jolla on a date when the volume weighted average price is below $0.63, the Company shall have the right to prepay that portion of the debenture that La Jolla elected to convert at 150% of such amount.

         As of April 28, 2004, La Jolla has converted $14,500 of the debenture, leaving a debenture balance of $135,500. As of April 28, 2004, the prepaid warrant credit balance is $110,000. The total shares issued to La Jolla to date under the debenture is 888,259.

Private Sale of Stock

During the year, no private sales of stock took place.

ONGOING REQUIREMENTS

We will have to secure additional capital to meet our ongoing requirements and to meet our stated objectives throughout the 2004 fiscal year. We are identifying potential investors in conjunction with our current finance partners, and will seek to secure new investment banking partners on an ongoing basis. Of course, sources of capital and the cost of capital are subject to prevailing and general market conditions. Moreover, any terms and conditions related to such investment or loan are contingent upon satisfactory terms and conditions for the Company. Based on current market conditions and given our success in raising private financing in the past, we expect that we will be able to complete financings as required for growth and operations. We are continuing to review all opportunities for both long-term equity programs as well as debt financing. Any significant capital expenses or increases in operating costs will be dependent upon our ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS

             DIRECT RESPONSE FINANCIAL SERVICES, INC.

                CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Certified Public Accountants                       F-2

Consolidated Financial Statements:

         Consolidated Balance Sheet                                      F-3

         Consolidated Statement of Operations                            F-4

         Consolidated Statement of Stockholders' Equity                  F-5

         Consolidated Statement of Cash Flows                            F-6

         Notes to Consolidated Financial Statements                  F-7 to F-15

        Report of Independent Certified Public Accountants

Board of Directors
Direct Response Financial Services, Inc.


     We have audited the accompanying balance sheet of Direct Response Financial Services, Inc. (A Development Stage Company), as of January 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended January 31, 2004 and the period from inception (April 24, 2002) through January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Direct Response Financial Services, Inc. as of January 31, 2004 and 2003, and the results of its operations and cash flows for the year ended January 31, 2004 and for the period from inception (April 24, 2002) through January 31, 2003, in accordance with generally accepted accounting principles in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
April 29, 2004

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS


                                                                                            January 31,          January 31,
                                                                                               2004                 2003
                                                                                            -----------          -----------
CURRENT ASSETS
    Cash                                                                                    $       250          $     4,392
    Inventory                                                                                    58,000                   --
    Prepaid expenses                                                                             84,225                   --
    Deposit                                                                                      25,000               50,000
                                                                                            -----------          -----------
           Total current assets                                                                 167,475               54,392

PROPERTY AND EQUIPMENT
    Property and equipment, net of $447 depreciation                                              1,786                2,233

OTHER ASSETS
    Investments                                                                                 200,000                   --
                                                                                            -----------          -----------
           Total assets                                                                     $   369,261          $    56,625
                                                                                            ===========          -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                   $   463,566          $   147,649
    Accrued interest payable                                                                     15,706                1,152
    Advances from stockholders, current portion                                                  33,067               10,240
                                                                                            -----------          -----------
           Total current liabilities                                                            512,339              159,041
                                                                                            -----------          -----------

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                                            371,760                   --
    Advances from related party                                                                  20,825                   --
    Debenture payable                                                                           150,000              150,000
                                                                                            -----------          -----------
           Total liabilities                                                                  1,054,924              309,041

Commitments and contingencies                                                                        --                   --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 19,347,834 and 18,057,500 shares issued and
      outstanding at January 31, 2004 and 2003                                                1,699,030              755,500
    (Deficit) accumulated during the development stage                                       (2,384,693)          (1,007,916)
                                                                                            -----------          -----------
           Total stockholders' (deficit)                                                       (685,663)            (252,416)
                                                                                            -----------          -----------

           Total liabilities and stockholders' equity (deficit)                             $   369,261          $    56,625
                                                                                            ===========          ===========


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                   April 24,             April 24,
                                                                     2002                   2002
                                                                  (inception)           (inception)
                                                                    through               through
                                             January 31,           January 31,          January 31,
                                                2004                  2003                  2004
                                            ------------          ------------          ------------
Revenues                                    $      1,859          $        219          $      2,078
Cost of sales                                        748                   221                   969
                                            ------------          ------------          ------------
    Gross Profit                                   1,111                    (2)                1,109

Costs and Expenses:

    Consulting expense                           942,564               830,591             1,779,155
    Professional fees                            170,498               106,288               276,786
    Advertising and marketing                     16,263                16,145                32,408
    General and administrative                   143,208                30,882               174,090
    Rent expense                                  24,000                16,856                40,856
                                            ------------          ------------          ------------
         Total                                 1,296,533             1,000,762             2,303,295

Earnings (loss) from operations               (1,295,422)           (1,000,764)           (2,302,186)

Interest expense                                 (21,355)               (1,152)              (22,507)
Loss on investment                               (60,000)                   --               (60,000)
                                            ------------          ------------          ------------

Net (loss)                                  $ (1,376,777)         $ (1,001,916)         $ (2,384,693)
                                            ============          ============          ============

(Loss) per share                            $       (.07)         $       (.06)         $       (.13)
                                            ============          ============          ============

Weighted average shares outstanding           18,876,013            16,907,500            18,018,440
                                            ============          ============          ============


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                 Consolidated Statement of Stockholders' Equity


                                                                                         (Deficit)
                                                                                        accumulated
                                                                       Common            during the
                                                   Shares               Stock         development stage          Total
                                                 -----------         -----------      -----------------       -----------
Balance April 24, 2002 (inception)                16,737,500         $     6,000         $        --          $     6,000

Shares issued for cash                                50,000              25,000                  --               25,000

Shares issued for services                         1,270,000             724,500                  --              724,500

Net loss for year ended January 31, 2003                  --                  --          (1,007,916)          (1,007,916)
                                                 -----------         -----------         -----------          -----------

Balance January 31, 2003                          18,057,500             755,500          (1,007,916)            (252,416)
                                                 -----------         -----------         -----------          -----------

Shares issued for services                         1,290,334             943,530                  --              943,530

Net loss for year ended January 31, 2004                  --                  --          (1,376,777)          (1,376,777)
                                                 -----------         -----------         -----------          -----------

Balance January 31, 2004                          19,347,834         $ 1,699,030         $(2,384,693)         $  (685,663)
                                                 ===========         ===========         ===========          ===========

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                        April 24,            April 24,
                                                                                          2002                 2002
                                                                                       (inception)          (inception)
                                                                                         through              through
                                                                   January 31,          January 31,          January 31,
                                                                      2004                 2003                 2004
                                                                   -----------          -----------          -----------
Cash flows from operating activities:
         Net (loss)                                                $(1,376,777)         $(1,007,916)         $(2,384,693)
         Non-cash items included in net (loss):
                  Depreciation                                             447                   --                  447
                  Expenses paid by issuing stock                       943,530              730,500            1,674,030
                  Loss on investment                                    60,000                   --               60,000
         Net change in operating assets and liabilities:

                  Prepaid expenses                                     (59,225)                  --              (59,225)
                  Inventory                                            (58,000)                  --              (58,000)
                  Accounts payable and accrued liabilities             330,471              148,801              479,272
                                                                   -----------          -----------          -----------
Net cash (used) by operating activities                               (159,554)            (128,615)            (288,169)

Cash flows from investing activities:

         Purchase of investments                                      (260,000)                  --             (260,000)
         Purchase of property and equipment                                 --               (2,233)              (2,233)
                                                                   -----------          -----------          -----------
Net cash (used) by investing activities                               (260,000)              (2,233)            (262,233)

Cash flows from financing activities:

         Proceeds from advances - related parties                      415,412               10,240              425,652
         Proceeds from debenture                                            --              100,000              100,000
         Proceeds from issuance of common stock                             --               25,000               25,000
                                                                   -----------          -----------          -----------
Net cash provided by financing activities                              415,412              135,240              550,652
                                                                   -----------          -----------          -----------

Net increase in cash                                                    (4,142)               4,392                  250

Cash at beginning of period                                              4,392                   --                   --
                                                                   -----------          -----------          -----------

Cash at end of period                                              $       250          $     4,392          $       250
                                                                   ===========          ===========          ===========


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
                  Interest                                         $     6,674          $        --          $     6,674
                  Income taxes                                     $        --          $        --          $        --


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

This summary of significant accounting policies of Direct Response Financial Services, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Organization and Description of Business

The Company was incorporated in the State of Delaware on April 24, 2002.

The Corporation's primary business activity is providing stored value debit card programs and merchant accounts for credit and debit card processing.

On April 29, 2002 the Company entered into a Agreement and Plan of Reorganization with Relevant Links, Inc., a public company (incorporated in the State of Colorado on April 7, 2000) with no assets or liabilities. As a result of the reorganization, the Company became a publicly reporting company. (See note 4).

On May 16, 2002, the Company participated in forming Direct Card Services, LLC
(DCS) for the purpose of facilitating the Company's bankcard processing business. Under the terms of the LLC agreement, the Company has a 50% interest.

The Company is in the development stage and has had no significant operations.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its' wholly owned and controlled subsidiary. All inter-company accounts have been eliminated in the consolidation.

The Company considers its 50% interest in DCS to be a controlling interest because, as sole managing member, it has management control in addition to its profit interest. Because DCS has a deficit equity position at January 31, 2004, no minority interest has been recorded.

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

Inventory

The company's inventory consists of credit card supplies and is valued at the lesser of cost or net realizable value using the average costing method.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Estimated Fair Value of Financial Instruments

The carrying value of the Company's accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The fair value of the Company's advances from stockholders and debentures payable cannot be estimated, because of the unique and proprietary nature of these instruments.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The company has no components of comprehensive income other than net income (loss).

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

Other

The Company's fiscal year end is January 31.

The Company paid no dividends during the periods presented.

Advertising is expensed as it is incurred.

The Company consists of one reportable business segment.

All revenue reported is from external customers in the United States. All of the Company's assets are located in the United States.

Restatement of financial statements

The Consolidated Statement of Stockholders' Equity has been restated from previously published financial statements to remove the accumulated deficit of Relevant Links, Inc.; a company with which the Company entered into a Agreement and Plan of Reorganization as described in Note 4. Other references to Relevant Links, Inc. in the footnotes have also been removed because the current shareholders of the Company have no further interest in the business of Relevant Links, Inc. The effect of this change was to reduce the amount allocated to common stock by $354,950 and to eliminate the accumulated deficit of the same amount. Additionally, the net loss for the year ended January 31, 2003 was increased by $6,000 to reflect the value of stock issued by the Company before the agreement.

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained net operating losses and has insufficient working capital to complete its business plan. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital to enable the Company to complete its business plan.

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

Note 4 -Reorganization

On April 29, 2002, the Company entered into an Agreement and Plan of Reorganization between itself and Relevant Links, Inc. ("REL)". Under the agreement, the REL acquired all of the outstanding stock of the Company in exchange for 6,000,000 shares of the REL's stock. Prior to the acquisition, the Company had no operations, assets or liabilities and therefore no value was assigned to the exchange.

Because the surviving shareholders are those of the subsidiary, the Company has accounted for the acquisition as a reverse acquisition, which is a capital transaction and not a business combination. Accordingly, the consolidated statements include only the results of operations of Direct Response Financial Services, Inc. from the date of acquisition.

Note 5 - Direct Card Services, LLC

On May 16, 2002, the Company was a member in the formation of Direct Card Services, LLC, a Delaware limited liability company. The Company formed the LLC for the purpose of facilitating the Company's bankcard processing business. Under the terms of the LLC agreement, the Company made an initial capital contribution of $1,500 for a 50% interest.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 6 - Property and Equipment

Components of property and equipment consist of:

                                                                                                         Depreciation
                                                                                                             Rate
                                                          Accumulated               Net                       and
                                        Cost              Depreciation             Amount                   Method
                                  -----------------     -----------------     -----------------     ------------------------
January 31, 2003:
   Office Equipment               $         2,233       $            --       $         2,233             3 years SL
January 31, 2004:
   Office Equipment                         2,233                   447                 1,786             3 years SL


Depreciation is provided in amounts sufficient to recover asset costs over their estimated useful lives. No depreciation was recorded for the year ended January 31, 2003 because all property was acquired near the end of the period.

Note 7 - Investments

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. ("Optimum"). Optimum develops electronic payment systems. Optimum Pay, Inc. is privately held company with headquarters in Irvine, California and offices in Covington, Kentucky. The company issued an unsecured promissory note to a shareholder of the company for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005, and bears interest of three percent (3%). The investment is accounted for using the cost method and valued at the lower of cost or fair market value.

During July 2003, the Company invested $60,000 in International Settlement Corporation ("ISC"). ISC is a private company headquartered in Las Vegas, Nevada, and is an electronic payment solutions provider. The Company purchased 40,000 common shares of ISC, which represents approximately one percent (1%) interest in ISC. The Company has determined that the fair value of the investment has declined to zero and the entire amount was written off.

Note 8 - Advances from Stockholders and Related Parties

The Company received advances from stockholders in the amount of $404,827. The advances are evidenced by unsecured promissory notes bearing interest rates of 3% to 8%. The notes are due as follows:

Fiscal Year Ending:
         2005                             $      33,067
         2006                                   200,000
         2007                                   171,760
                                          ----------------
Total                                     $     404,827
                                          ================

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

The Company received an advance from a related party in the amount of $20,825. The advance is evidenced by an unsecured promissory note, bearing 6% interest, due April 16, 2006.

Note 9 - Convertible Debentures

In January 2003, the Company sold an 8% convertible debenture for $150,000. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid. The agreement, as amended on May 19, 2003 and March 2004, has the following additional provisions:

The number of shares for which the debenture is convertible into common stock (in denominations of $1,000 or more in an integral multiple of $500 in excess thereof) is equal to the debenture dollar amount being converted multiplied by eleven, minus the product of the conversion price, as determined below, multiplied by ten times the dollar amount of the debenture amount being converted, with the entire foregoing result divided by the conversion price. To the extent that, on any date, the holding of common shares results in a holder being deemed to be the beneficial owner of more than five percent (5%) of the then outstanding shares of the Company's common stock, the holder shall not have the right and the Company shall not have the obligation to convert any portion of the debenture as shall cause such holder to be deemed the beneficial owner of more than five percent (5%) of the then outstanding shares of common stock.

The conversion price shall be equal to the lesser of $1.00, or eighty per cent (80%)(the discount multiplier) of the average of the three lowest market prices during the ninety (90) day period prior to the holder's election to convert.

In addition to the right to convert the debenture, the holder was given, coinciding with the exercising of the debenture, a warrant until January 9, 2006 to purchase shares of the Company's common stock at an exercise price of $1.00 per share equal to ten times the dollar amount of the debentures being converted.

During February and March 2004, the Company amended the debenture agreement to extend the due date of the debenture to January 2006 and the expiration date of the conversion warrant to January 2007. Additionally, the amendments allow for the debenture holder to add 150,000 of principal under certain conditions.

The debenture holder retained $25,000 of the proceeds, recorded by the company as a deposit, for future payment of legal and accounting fees associated with the debenture or its conversion.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 10 - Stockholders' Equity

At inception, the Company issued 6,000,000 shares of stock for services, valued at $6,000, which was the estimated fair value of the services received.

During December 2002, the Company sold 50,000 shares of its common stock for $25,000 cash, which was an average price per share of $.50.

During January 2003, the Company issued 1,270,000 shares of its common stock for services, which was valued at estimated fair value of $724,500 (weighted average $.57 per share) based on quoted market prices on the date of the transaction. Of the shares issued, 1,240,000 shares were issued to related parties and 30,000 shares were issued to non-related parties for consulting services.

In March of 2003, the Company enacted a "2003 stock incentive plan." The plan authorizes the board of directors, or its designated committee, to award up to 750,000 shares or options for shares, generally under terms and prices determined by the board. Awards may be granted to officers, directors, and employees of and consultants and advisers to the Company or its subsidiaries. The plan contains additional terms and restrictions. 749,334 shares have been issued pursuant to the plan through April 30, 2003.

During the fiscal year ended January 2004, the Company issued an additional 541,000 shares of its common stock to related parties for services, which was valued at estimated fair value of $540,250 (weighted average $.99 per share) based on quoted market prices on the date of the transaction.

Note 11 - Related Party Transactions

During the year, the Company incurred legal fees with a law firm, in which a significant stockholder is a partner, in the amount of $154,261, all of which is unpaid at year end.

Included in accounts payable is $431,285 due to related parties.

Note 12 - Income Taxes

As of January 31, 2004, the Company had approximately $2,400,000 of net operating loss carryover that expires in 2023 and 2024. A change in the ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had an estimated deferred tax asset of $650,000 related to the net operating loss carryover, including an addition of $380,000 for the current year. Carryforwards previously incurred by the Company are not available due to restrictions when ownership changes. A valuation allowance has been provided for the total amount of the deferred tax asset, including the current year addition, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


The overall effective tax rate differs from the Federal statutory tax rate for the year ended January 31, 2004 as follows:

                                                               % of Pre-tax
                                                               income (loss)
                                                            -------------------
          Tax provision based on Federal statutory rate              34.0%
          State tax, net of Federal benefit                           2.3%
          Surtax exemption                                          (27.1%)
                                                            -------------------
          Estimated tax rate                                          9.2%
          Valuation allowance                                        (9.2%)
                                                            -------------------
          Effective tax rate                                          0.0%
                                                            ===================

Note 13 - Concentration of Risk

Through its subsidiary Direct Card Services, LLC, the Company is dependent on a marketing agreement with a major bank for its future revenue regarding bankcard processing.

Note 14 - Commitments and Contingencies

The Company rents its office space on a month-to-month basis.

In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements included three existing card programs -
(1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; and (3) the La Vida Buena Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $90,500 against these minimum orders, leaving balances due under each account as follows: DCS Personal Advantage Media Card - $61,010; La Raza Personal Advantage Media Card - $60,000; and La Vida Buena Card
- $33,000. Of these amounts, a total of $60,000 is to be held by Optimum Pay in depository and reserve accounts for the Company's benefit.

Note 15 - Subsequent Events

Subsequent to year-end, the company issued 888,259 shares of common stock under the conversion provisions of the debenture payable.

In April of 2004, the Company enacted a "2004 stock incentive plan." The plan authorizes the board of directors, or its designated committee, to award up to 500,000 shares or options for shares, generally under terms and prices determined by the board. Awards may be granted to officers, directors, and employees of and consultants and advisers to the Company or its subsidiaries. The plan contains additional terms and restrictions. 425,000 shares have been issued pursuant to the plan through April 28, 2004.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 16 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." It requires existing unconsolidated variable interest entities (VIE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It applies immediately to VIE's created after January 31, 2003 and to VIE's in which an enterprise holds a variable interest that was acquired before February 1, 2003, the Interpretation applies for periods beginning after June 15, 2003. In December 2003, the FASB reissued Interpretation No. 46 with certain modifications and clarifications for certain VIE's. The Company has no unconsolidated VIE's and therefore its financial statements are in compliance with the requirements of Interpretation No. 46.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, who is also the acting chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of as of the end of the period covered by this Annual Report, our principal executive officer and acting principal financial officer has concluded that Direct Response's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by eMagin in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

         Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in Direct Response's internal controls. Accordingly, no corrective actions were required or undertaken.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

NAME                  AGE     POSITION
----                  ---     --------
Ted Kozub             66      Chief Executive Officer, CFO and Director
Gregory C. Rotelli    43      President, Secretary and Director


Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

TED KOZUB, CEO AND CFO SINCE APRIL 2003. Mr. Kozub is retired as a Tax Partner from KPMG. Mr. Kozub has worked with KPMG since 1979. He has been in public accounting practice for over 22 years and has held various senior positions with Revenue Canada Taxation. He was Tax Manager with Hudson Bay Oil and Gas in Calgary, which is a subsidiary of Conoco. Mr. Kozub holds a Certified Management Accounting Degree (CMA, 1963) and a Business Management Degree (1960).

GREGORY C. ROTELLI, PRESIDENT AND SECRETARY SINCE APRIL 2003. Mr. Rotelli has been the Principal of Pacific Coast Capital Group, LLC since 1997. In addition, Mr. Rotelli has over 20 years experience in senior management for public and early-stage private companies, including former Chief Operating Officer for Direct Stock Market, an online investment bank for growth venture capital financing. Mr. Rotelli holds a BA degree in Classics from Brown University in Rhode Island in 1982. He was deemed a Distinguished Scholar at the Regent University in Virginia, where he received his MBA in Marketing and Management in 1985.

Code of Ethics

         We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics will be posted on our website at http://www.DRFS.net

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our President and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending January 31, 2004 and 2003:

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted    Options       LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)      sation ($)    Awards ($)     (#)(1)        ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Ted Kozub, CFO, CEO       2004   0                 0            0          250,000         0            0             0
and Director              2003   0                 0            0            0             0            0             0
(Effective as of April
6, 2003)
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Gregory C. Rotelli,       2004   0                 0            0          250,000         0            0             0
President and Director    2003   0                 0            0            0             0            0             0
(Effective as of April
6, 2003)
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------


No options were granted or exercised during our fiscal year ended January 31, 2004.

Directors and Committee Members did not receive compensation from us during the fiscal year ending January 31, 2004.

During the fiscal year ending January 31, 2004, the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

Other than base salaries, there were no additional compensation plans or policies in place for any executive officer as of January 31, 2004. Restricted stock compensation to officers was issued in lieu of salary and approved by the Board of Directors. All stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Direct Response Financial Services, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Direct Response Financial Services, Inc.

EMPLOYMENT AGREEMENTS

Ted Kozub's agreement was effective on April 4, 2003 and continues in force to date. Mr. Kozub shall receive compensation consisting of: $1,000.00 per month, 250,000 shares of Rule 144 restricted common stock of Company, all of which shall vest and be granted by the Company at the end of the twelve (12) month term of this Agreement and two (2) weeks paid vacation.

No other employment agreements exist or are currently contemplated.

There was no compensation paid to any directors of Direct Response Financial Services, Inc. as director's fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS The following table sets forth certain information regarding beneficial ownership of our common stock as of April 28, 2004, by

         o each person who is known by us to beneficially own more than 5% of our common stock;

         o        each of our officers and directors;

         o        all of our officers and directors as a group.

Except as otherwise noted, each person's address is c/o Direct Response Financial Services, Inc., 2899 Agoura Road, #115, Westlake Village, CA 91361.

                   NAME AND ADDRESS                               PERCENTAGE OF
TITLE OF CLASS     OF BENEFICIAL OWNER      NUMBER OF SHARES      CLASS
--------------     -------------------      ----------------      -------------

Common Stock       Ted Kozub                250,000                       1.21%

Common Stock       Gregory Rotelli          250,000                       1.21%

Common Stock       Officers and directors
                    as a group of 2         500,000                       2.42%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We received an advance from a stockholder in the amount of $20,825 evidenced by a promissory note. The note is unsecured, bears 6% interest, and is due April 16, 2006.

We incurred legal fees with a law firm, in which a partner is also a manager of one of our subsidiaries, in the amount of $154,261, all of which is unpaid.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          Miller and McCollom billed us $13,750 for services rendered for the audit of our annual consolidated financial statements for the year ended January 31, 2004 included in this Form 10KSB.

All Other Fees

         The aggregate fees billed by Miller and McCollom for services rendered to the Company, other than services covered in "Audit Fees" for the fiscal year ended January 31, 2004 were $0. Miller and McCollom did not perform any services which directly or indirectly related to the operation of, or supervision of the operation of, our information systems or management of our local area network.

PART IV.

ITEM 14. EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) Index to Exhibits

Exhibit No.   Description
-----------   -----------

              ARTICLES OF INCORPORATION AND BYLAWS

     3.1 Articles of Incorporation (Incorporated by reference to our registration statement on Form SB-1 filed with the SEC on December 18, 2000, File No. 333-52268).

     3.2 Bylaws (Incorporated by reference to our registration statement on Form SB-1 filed with the SEC on December 18, 2000, File No. 333-52268).

              INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

     4.1 Common Stock Purchase Warrant with La Jolla Cove Investors, Inc.(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

     4.2      Convertible Debenture with La Jolla Cove Investors,
              Inc.(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).


     4.3 Letter Agreement with La Jolla Cove Investors(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).


     4.4      Purchase Agreement with La Jolla Cove Investors,
              Inc.(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).


     4.5      Registration Rights Agreement with La Jolla Cove
              Investors(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).


     4.6 Promissory Note with RPMJ, Inc.(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).


     4.7 Addendum to Convertible Debenture and Warrant to Purchase Common Stock(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).



     10.1 AMENDMENT TO LIMITED LIABILITY COMPANY AGREEMENT OF DIRECT CARD SERVICES, LLC, A DELAWARE LIMITED LIABILITY COMPANY

                               MATERIAL CONTRACTS

10.1     Option to Purchase Agreement (LLC) with T. Randolph
         Catanese(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.2     Management Consulting Agreement with Anecius Holding
         Company(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.3 Ted Kozub Employment Agreement(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.4     WNCR Consulting Agreement dated January 20, 2004

10.5     MDU with ROI Media Solutions

10.6     KLAX FM Radio Marketing Agreement dated February 12, 2004

10.7     KKFR Radio Marketing Agreement

10.8     Agent Agreement

10.9     La Jolla Addendum

10.10    La Jolla Addendum to convertible debenture

10.11    Approved Sales Program Agreement

10.12    Approved Sales Program Agreement dated January 5, 2004

10.13    Floyd Cochran Consulting Agreement dated January 20, 2004

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S. C. Section 1350


(B) Reports on Form 8-K

    None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT RESPONSE FINANCIAL SERVICES, INC.

BY: Ted Kozub, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                      TITLE                                        DATE
            ----                      -----                                        ----
/s/ Ted Kozub                     CEO, CFO and Director                        April 30, 2004
---------------------------

/s/Grregoy Rotelli                President, Secretary and Director            April 30, 2004
---------------------------