Form 10QSB
period 2004-04-30
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2004-06-18
CIK 1121076

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: APRIL 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended

Commission file number 333-52268


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
            --------------------------------------------------------
           (Exact name of small business as specified in its charter)


                                    Colorado
                         ------------------------------
                        (State or other jurisdiction of
                         incorporation or organization)

                                   84-1547578
                         -----------------------------
                        (IRS Employer Identification #)

                              2899 AGOURA ROAD #115
                               WESTLAKE, CA 91361
                                  250-497-6072
                     --------------------------------------
                    (Address of principal executive offices)


                                  250-497-6072
                                ----------------
                               (Telephone Number)

        (Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 21,300,488 as of June 17, 2004.

Transitional Small Business Disclosure Format: [ X ] YES [ ] NO

DIRECT RESPONSE FINANCIAL SERVICES, INC.

QUARTERLY REPORT

                                TABLE OF CONTENTS


FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES                                     3
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        10
ITEM 3. - CONTROLS AND PROCEDURES                                           12
OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS                                                 13
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                         13
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                   13
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5. - OTHER INFORMATION                                                 13
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                  13
SIGNATURES                                                                  14

                                       II

DIRECT RESPONSE FINANCIAL SERVICES, INC.

QUARTERLY REPORT

                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 April 30, 2004


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

                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 April 30, 2004


                                                                   Page


Consolidated Financial Statements:

         Consolidated Balance Sheets                                F-2

         Consolidated Statements of Operations                      F-3

         Consolidated Statements of Cash Flows                      F-4

         Notes to Consolidated Financial Statements                 F-5


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                      April 30,          January 31,
                                                                                        2004                 2004
                                                                                     (Unaudited)            (Note 1)
                                                                                  ---------------      ---------------

CURRENT ASSETS
    Cash                                                                          $        37,358      $           250
    Inventory                                                                              65,000               58,000
    Deposit                                                                                 8,650               25,000
    Prepaid Expense                                                                         5,229               84,225
                                                                                  ---------------      ---------------
           Total current assets                                                           116,237              167,475

PROPERTY AND EQUIPMENT
    Net of $558 and $447 depreciation at April 30, 2004 and                                 1,675                1,786
      January 31, 2004

OTHER ASSETS
    Investments                                                                           200,000              200,000
                                                                                  ---------------      ---------------
           Total assets                                                           $       317,912      $       369,261
                                                                                  ===============      ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $        389,329      $       463,566
    Accrued interest payable                                                               29,953               15,706
    Shareholder deposit                                                                   130,000                   --
    Advances from stockholders, current portion                                            10,000               33,067
                                                                                  ---------------      ---------------
           Total current liabilities                                                      559,282              512,339
                                                                                  ---------------      ---------------
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                                      371,760              371,760
    Advances from related party                                                            20,825               20,825
    Debenture payable                                                                     135,500              150,000
                                                                                  ---------------      ---------------
           Total liabilities                                                            1,087,367            1,054,924

Commitments and contingencies                                                                  --                   --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 20,236,093 and 19,472,834 shares issued and
      outstanding at April 30, 2004 and January 31, 2004                                1,838,530            1,699,030
    (Deficit) accumulated during the development stage                                 (2,607,985)          (2,384,693)
                                                                                  ---------------      ---------------
           Total stockholders' equity (deficit)                                          (769,455)            (685,663)
                                                                                  ---------------      ---------------

           Total liabilities and stockholders' equity (deficit)                   $       317,912      $       369,261
                                                                                  ===============      ===============


        The accompanying notes are an integral part of these documents.


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               April 24,
                                                                     Three                 Three                  2002
                                                                     Months                Months             (inception)
                                                                     Ending                Ending               through
                                                                   April 30,             April 30,             April 30,
                                                                      2004                  2003                  2004
                                                                ---------------      -----------------      ---------------

Revenues                                                        $           263      $              --      $         2,341
Cost of sales                                                                --                     --                  969
                                                                ---------------      -----------------      ---------------
    Gross Profit                                                            263                     --                1,372

Costs and Expenses:
    Consulting expense                                                   68,092                404,279            1,847,247
    Professional fees                                                    85,218                  6,710              362,004
    Advertising and marketing                                            19,091                  3,503               51,499
    General and administrative                                           29,873                  1,974              203,963
    Rent                                                                  6,000                  6,000               46,856
                                                                ---------------      -----------------      ---------------
         Total                                                          208,274                422,466            2,511,569

Earnings (loss) from operations                                        (208,011)              (422,466)          (2,510,197)

Interest income                                                              --                     --                   --
Interest expense                                                        (15,281)                (3,000)             (37,788)
Loss on investment                                                           --                     --              (60,000)
                                                                ---------------      -----------------      ---------------

Net (loss)                                                      $      (223,292)     $        (425,466)     $    (2,607,985)
                                                                ===============      =================      ===============

(Loss) per share                                                $             *      $               *      $             *
                                                                ===============      =================      ===============

Weighted average shares outstanding                                  19,706,286             18,353,167           18,245,657
                                                                ===============      =================      ===============


        The accompanying notes are an integral part of these documents.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                April 24,
                                                                       Three                  Three               2002
                                                                       Months                Months            (inception)
                                                                       Ending                Ending              through
                                                                     April 30,              April 30,           April 30,
                                                                        2004                  2003                2003
                                                                  --------------       ----------------      --------------
Cash flows from operating activities:
         Net (loss)                                               $     (223,292)      $       (425,467)     $   (2,607,985)
         Non-cash items included in net (loss):
                  Depreciation                                               111                    112                 558
                  Expenses paid by issuing stock                              --                403,280           1,674,030
                  Loss on investment                                          --                     --              60,000
         Net change in operating assets and liabilities:
                  Prepaid expenses                                        95,346                   (100)             36,121
                  Inventory                                               (7,000)                    --             (65,000)
                  Accounts payable and accrued liabilities               (59,990)                15,011             419,282
                                                                  --------------       ----------------      --------------
Net cash (used) by operating activities                                 (194,825)                (7,164)           (482,994)

Cash flows from investing activities:
         Purchase of investments                                              --                     --            (260,000)
         Purchase of property and equipment                                   --                     --              (2,233)
                                                                  --------------       ----------------      --------------
Net cash (used) by investing activities                                       --                     --            (262,233)

Cash flows from financing activities:
         Repayment of loans--related parties                             (23,067)                    --             (23,067)
         Proceeds from shareholder deposit                               130,000                     --             130,000
         Proceeds from loans payable - related parties                        --                  3,165             425,652
         Proceeds from issuance of common stock                          125,000                     --             150,000
         Proceeds from debenture                                              --                     --             100,000
                                                                  --------------       ----------------      --------------
Net cash provided by financing activities                                231,933                  3,165             782,585
                                                                  --------------       ----------------      --------------

Net increase (decrease) in cash                                           37,108                 (3,999)             37,358
Cash at beginning of period                                                  250                  4,392                  --
                                                                  --------------       ----------------      --------------
Cash at end of period                                             $       37,358                    393              37,358
                                                                  ==============       ================      ==============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
   Interest                                                       $           --       $            --       $           --
   Income taxes                                                   $           --       $            --       $           --


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying consolidated financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2004 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for January 31, 2004 were taken from the audited financial statements of that date.

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

NOTE 3 - STOCK TRANSACTIONS

In accordance to the addendum to convertible debenture and warrant to purchase common stock the Company issued 888,259 shares of stock to the holder of the debenture and converted $14,500 of the debenture to common stock at the average of $.16 per share. In addition the debenture holder advanced the Company $130,000 against future conversions.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

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


During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

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

As a result of this agreement Emmis Communications Corporation (NasdaqNM:EMMS) and Spanish Broadcasting System (Nasdaq:SBSA) entered into agreements with DCS and ROI for the joint offering of debit cards. Each radio network has agreed to provide significant media to promote the respective debit card program. Each contract provides for a three year commitment to the debit card program. ROI and DCS continue to solicit radio media partners for the sale of the Company's debit cards and other financial products.


o Optimum Pay USA, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements included three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; and (3) the La Vida Buena Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $90,500 against these minimum orders, leaving balances due under each account as follows: DCS Personal Advantage Media Card - $61,010; La Raza Personal Advantage Media Card- $60,000; and La Vida Buena Card - $33,000. Of these amounts, a total of $60,000 is to be held by Optimum Pay in depository and reserve accounts for the Company's benefit.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       As of April 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.


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

                                        DIRECT RESPONSE FINANCIAL SERVICES, INC.

                                        By:    /s/Ted Kozub
                                               ----------------------------
                                        Name:  Ted Kozub
                                        Title: Chief Executive Officer and
                                               Chief Financial Officer
                                        Date:  June 18, 2004