Form 10QSB/A
period 2004-04-30
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2004-06-21
CIK 1121076

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: APRIL 30, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period ended

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

Transitional Small Business Disclosure Format: [X] YES  [ ] NO

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

                         INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                   CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 April 30, 2004


                                                                        Page
                                                                        ----


      Consolidated Balance Sheets                                        F-2

      Consolidated Statements of Operations                              F-3

      Consolidated Statements of Cash Flows                              F-4

      Notes to Consolidated Financial Statements                         F-5

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        April 30,    January 31,
                                                          2004          2004
                                                      (Unaudited)     (Note 1)
                                                      -----------   -----------
CURRENT ASSETS
  Cash                                                $    37,358   $       250
  Inventory                                                65,000        58,000
  Deposit                                                   8,650        25,000
  Prepaid Expense                                           5,229        84,225
                                                      -----------   -----------
      Total current assets                                116,237       167,475

PROPERTY AND EQUIPMENT
  Net of $558 and $447 depreciation at April 30,
   2004 and January 31, 2004                                1,675         1,786

OTHER ASSETS
  Investments                                             200,000       200,000
                                                      -----------   -----------
      Total assets                                    $   317,912   $   369,261
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $   389,329   $   463,566
  Accrued interest payable                                 29,953        15,706
  Shareholder deposit                                     110,000            --
  Advances from stockholders, current portion              10,000        33,067
                                                      -----------   -----------
      Total current liabilities                           539,282       512,339
                                                      -----------   -----------
LONG TERM LIABILITIES
  Advances from stockholders, less current portion        371,760       371,760
  Advances from related party                              20,825        20,825
  Debenture payable                                       135,500       150,000
                                                      -----------   -----------
      Total liabilities                                 1,067,367     1,054,924

Commitments and contingencies                                  --            --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - authorized 100,000,000 shares,
   no par value, 20,236,093 and 19,472,834
   shares issued and outstanding at April 30,
   2004 and January 31, 2004                            1,858,530     1,699,030

  (Deficit) accumulated during the development stage   (2,607,985)   (2,384,693)
                                                      -----------   -----------
      Total stockholders' equity (deficit)               (749,455)     (685,663)
                                                      -----------   -----------

      Total liabilities and stockholders' equity
       (deficit)                                      $   317,912   $   369,261
                                                       ===========   ===========


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     April 24,
                                         Three          Three          2002
                                        Months         Months       (inception)
                                        Ending         Ending         through
                                       April 30,      April 30,      April 30,
                                         2004           2003            2004
                                     ------------   ------------   ------------

Revenues                             $        263   $         --   $      2,341
Cost of sales                                  --             --            969
                                     ------------   ------------   ------------
   Gross Profit                               263             --          1,372

Costs and Expenses:
   Consulting expense                      68,092        404,279      1,847,247
   Professional fees                       85,218          6,710        362,004
   Advertising and marketing               19,091          3,503         51,499
   General and administrative              29,873          1,974        203,963
   Rent                                     6,000          6,000         46,856
                                     ------------   ------------   ------------
   Total                                  208,274        422,466      2,511,569

Earnings (loss) from operations          (208,011)      (422,466)    (2,510,197)

Interest income                                --             --             --
Interest expense                          (15,281)        (3,000)       (37,788)
Loss on investment                             --             --        (60,000)
                                     ------------   ------------   ------------

Net (loss)                           $   (223,292)  $   (425,466)  $ (2,607,985)
                                     ============   ============   ============

(Loss) per share                     $          *   $          *   $          *
                                     ============   ============   ============


Weighted average shares outstanding    19,706,286     18,353,167     18,245,657
                                     ============   ============   ============


        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                        April 24,
                                             Three          Three         2002
                                             Months         Months     (inception)
                                             Ending         Ending       through
                                            April 30,      April 30,    April 30,
                                              2004           2003         2003
                                           -----------   -----------   -----------
Cash flows from operating activities:
  Net (loss)                               $  (223,292)  $  (425,467)  $(2,607,985)
  Non-cash items included in net (loss):
    Depreciation                                   111           112           558
    Expenses paid by issuing stock                  --       403,280     1,674,030
    Loss on investment                              --            --        60,000
  Net change in operating assets and
   liabilities:
    Prepaid expenses                            95,346          (100)       36,121
    Inventory                                   (7,000)           --       (65,000)
    Accounts payable and accrued
     liabilities                               (59,990)       15,011       419,282
                                           -----------   -----------   -----------
Net cash (used) by operating activities       (194,825)       (7,164)     (482,994)

Cash flows from investing activities:
  Purchase of investments                           --            --      (260,000)
  Purchase of property and equipment                --            --        (2,233)
                                           -----------   -----------   -----------
Net cash (used) by investing activities             --            --      (262,233)

Cash flows from financing activities:
  Repayment of loans--related parties          (23,067)           --       (23,067)
  Proceeds from shareholder deposit            130,000            --       130,000
  Proceeds from loans payable -
   related parties                                  --         3,165       425,652
  Proceeds from issuance of common stock       125,000            --       150,000
  Proceeds from debenture                           --            --       100,000
                                           -----------   -----------   -----------
Net cash provided by financing activities      231,933         3,165       782,585
                                           -----------   -----------   -----------

Net increase (decrease) in cash                 37,108        (3,999)       37,358
Cash at beginning of period                        250         4,392            --
                                           -----------   -----------   -----------
Cash at end of period                      $    37,358           393        37,358
                                           ===========   ===========   ===========


Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                         $        --   $        --   $        --
  Income taxes                                     $        --   $        --   $        --


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

NOTE 3 - STOCK TRANSACTIONS

In accordance to the addendum to convertible debenture and warrant to purchase common stock the Company issued 888,259 shares of stock to the holder of the debenture and converted $14,500 of the debenture to common stock at the average of $.16 per share. In addition the debenture holder advanced the Company $110,000 against future conversions.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

       As of April 30, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


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

                                        DIRECT RESPONSE FINANCIAL SERVICES, INC.

                                        By:    /s/Ted Kozub
                                               ----------------------------
                                        Name:  Ted Kozub
                                        Title: Chief Executive Officer and
                                               Chief Financial Officer
                                        Date:  June 21, 2004