Form 10QSB
period 2004-07-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2004-09-20
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended: July 31, 2004

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                   ACT OF 1934 For the transition period ended

                        Commission file number 333-52268

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

           (Exact name of small business as specified in its charter)

                                    COLORADO
                                    ---------
                         (State or other jurisdiction of
                         incorporation or organization)

                                   84-1547578
                                   ----------
                         (IRS Employer Identification #)

                              2899 AGOURA ROAD #115
                           WESTLAKE VILLAGE, CA 91361

                    (Address of principal executive offices)

                                  818-735-3726
                                  ------------
                               (Telephone Number)

        (Former name, former address, and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 26,313,166 as of September 20, 2004.

Transitional Small Business Disclosure Format: [X] YES [ ] NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES                              F-1 - F-7
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

                                  July 31, 2004



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

Consolidated Statements of Operations                                       F-3

Consolidated Statements of Cash Flows                                       F-4

Notes to Consolidated Financial Statements                                  F-5

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     July 31,       January 31,
                                                                      2004             2004
                                                                   (Unaudited)       (Note 1)
                                                                   -----------     -----------
CURRENT ASSETS
    Cash                                                           $     4,375     $       250
    Accounts Receivable                                                  8,133              --
    Inventory                                                           61,904          58,000
    Deposit                                                              8,650          25,000
    Prepaid Expense                                                     32,355          84,225
                                                                   -----------     -----------
           Total current assets                                        115,417         167,475

PROPERTY AND EQUIPMENT
    Net of $670 and $447 depreciation at April 30, 2004 and              1,563           1,786
    January 31, 2004
OTHER ASSETS
    Investments                                                        200,000         200,000
                                                                   -----------     -----------
           Total assets                                            $   316,980     $   369,261
                                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $   454,741     $   463,566
    Accrued interest payable                                            35,265          15,706
    Shareholder deposit                                                100,000              --
    Advances from stockholders, current portion                         10,000          33,067
                                                                   -----------     -----------
           Total current liabilities                                   600,006         512,339
                                                                   -----------     -----------
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                   371,010         371,760
    Advances from related party                                          9,825          20,825
    Debenture payable                                                  130,500         150,000
                                                                   -----------     -----------
           Total liabilities                                         1,111,341       1,054,924

Commitments and contingencies                                               --              --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 23,916,320 and 19,472,834 shares issued and
      outstanding at July 31, 2004 and January 31, 2004              2,133,030       1,699,030
    (Deficit) accumulated during the development stage              (2,927,391)     (2,384,693)
                                                                   -----------     -----------
           Total stockholders' equity (deficit)                       (794,361)       (685,663)
                                                                   -----------     -----------
           Total liabilities and stockholders' equity (deficit)    $   316,980     $   369,261
                                                                   ===========     ===========

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              April 24, 2002
                                          Six Months         Six Months         (inception)
                                        Ending July 31,     Ending July       through July 31,
                                             2004             31, 2003              2004
                                         ------------       ------------       ------------
Revenues                                 $      9,083       $        902       $     11,161
Cost of sales                                   4,073                529              5,042
                                         ------------       ------------       ------------
     Gross Profit                               5,010                373              6,119

Costs and Expenses:
     Consulting expense                       262,392            439,640          2,041,547
     Professional fees                        122,597             34,480            399,383
     Advertising and marketing                 15,768             11,939             48,176
     General and administrative               111,624             18,387            285,365
     Rent                                      12,000             12,000             52,856
                                         ------------       ------------       ------------
     Total                                    524,381            516,446          2,827,327

Earnings (loss) from operations              (519,371)          (516,073)        (2,821,208)

Interest income                                    --                 --                 --
Interest expense                              (23,328)            (8,305)           (45,835)
Loss on investment                                 --                 --            (60,000)
                                         ------------       ------------       ------------

Net (loss)                               $   (542,699)      $   (524,378)      $ (2,927,043)

(Loss) per share                         $       (.03)      $       (.03)      $       (.16)


Weighted average shares outstanding        20,458,720         18,353,167         18,868,635

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three            Three
                                                     Months           Months
                                                     Ending           Ending
                                                    July 31,         July 31,
                                                      2004             2003
                                                  ------------     ------------

Revenues                                          $      8,820     $        902
Cost of sales                                            4,073              529
                                                  ------------     ------------
    Gross Profit                                         4,747              373

Costs and Expenses:
    Consulting expense                                 194,300           35,361
    Professional fees                                   37,379           27,770
    Advertising and marketing                           (3,323)           8,436
    General and administrative                          81,751           16,412
    Rent                                                 6,000            6,000
                                                  ------------     ------------
         Total                                         316,107           93,979

Earnings (loss) from operations                       (311,360)         (93,606)

Interest income                                             --               --
Interest expense                                        (8,047)          (5,305)
Loss on investment                                          --               --
                                                  ------------     ------------

Net (loss)                                        $   (319,407)    $    (98,911)
                                                  ============     ============

(Loss) per share                                  $       (.01)    $       (.01)
                                                  ============     ============


Weighted average shares outstanding                 21,306,764       18,353,167
                                                  ============     ============

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          April 24,
                                                             Six              Six           2002
                                                            Months          Months       (inception)
                                                            Ending          Ending         through
                                                           July 31,        July 31,       July 31,
                                                             2004            2003           2004
                                                         -----------     -----------     -----------
Cash flows from operating activities:
   Net (loss)                                            $  (542,699)    $  (524,378)    $(2,927,392)
   Non-cash items included in net (loss):
      Depreciation                                               223             223             670
      Expenses paid by issuing stock                         179,500         403,280       1,853,530
      Loss on investment                                          --              --          60,000
   Net change in operating assets and liabilities:
      Accounts receivable                                     (8,133)             --          (8,133)
      Prepaid expenses                                        78,220         (15,619)         18,995
      Inventory                                               (3,904)             --         (61,904)
      Accounts payable and accrued liabilities                10,734          55,439         490,006
                                                         -----------     -----------     -----------
Net cash (used) by operating activities                     (286,059)        (81,055)       (574,228)

Cash flows from investing activities:
   Purchase of investments                                        --              --        (260,000)
   Purchase of property and equipment                             --              --          (2,233)
                                                         -----------     -----------     -----------
Net cash (used) by investing activities                           --              --        (262,233)

Cash flows from financing activities:
   Repayment of loans --related parties                      (34,817)             --         (34,817)
   Proceeds from shareholder deposit                         100,000              --         100,000
   Proceeds from loans payable - related parties                  --          66,737         425,652
   Proceeds from issuance of common stock                    225,000              --         250,000
   Proceeds from debenture                                        --          10,000         100,000
                                                         -----------     -----------     -----------
Net cash provided by financing activities                    290,183          76,737         840,835
                                                         -----------     -----------     -----------
Net increase (decrease) in cash                                4,125          (4,318)          4,375
Cash at beginning of period                                      250           4,392              --
                                                         -----------     -----------     -----------
Cash at end of period                                    $     4,375              74           4,375
                                                         ===========     ===========     ===========

Supplemental disclosure of cash flow information:
Noncash transactions
   Note payable issued for acquisition of  investment             --              --         220,000
Cash paid during the period for:
   Interest                                              $        --     $        --     $        --
   Income taxes                                          $        --     $        --     $        --

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

RECLASSIFICATIONS

Certain reclassifications have been made to previously reported statements to conform to the Company's current financial statement presentation.

NOTE 3 - STOCK TRANSACTIONS

In accordance with the addendum to the Company's convertible debenture and warrant to purchase common stock the Company issued 2,705,227 shares of stock to the holder of the debenture and converted $5,000 of the debenture to common stock at the average of $.16 per share. In addition the debenture holder advanced the Company $100,000 against future conversions.

The Company issued 975,000 shares of common stock, valued at $189,500 ($.19 per share) based on market price on the transaction date, for services, including $10,000 which was recorded as prepaid expense.

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

During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

o ROI Media Services, Inc. - The Company, through its subsidiary Direct Card Services, LLC, continues with its contractual relationship with ROI Media Services, Inc. Pursuant to this agreement the parties have entered into agreements with radio networks (as discussed below) and are continuing their pursuit of additional radio networks and media outlets for the distribution of debit cards and related products and services. Under the terms of the agreement with ROI, Direct Card Services is to advance all monies for debit card programs in exchange for a priority of repayment for advances made and for a 50% share of all net profits from debit card sales, transaction income and other income from related products and services. As part of the agreement ROI, at its cost and subject to reimbursement, is to identify and negotiate with radio media providers to partner with ROI and DCS for the offer of debit cards.

As a result of the agreement between ROI and DCS, Emmis Communications Corporation (NasdaqNM:EMMS) and Spanish Broadcasting System (Nasdaq:SBSA) entered into agreements with DCS and ROI for the joint offering of debit cards. Each radio network has agreed to provide significant media to promote the respective debit card program. Each contract provides for a three year commitment to the debit card program. ROI and DCS continue to solicit radio media partners for the sale of the Company's debit cards and other financial products. DCS and ROI are continuing to locate and pursue business partners to provide loading stations for the debit cards where consumers can load the debit cards with funds.

o Optimum Pay USA, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, continues to operate under several agreements with OP for the issuance and approval of debit card programs. These agreements include three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; and (3) the La Vida Buena Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $90,500 against these minimum orders, leaving balances due under each account as follows: DCS Personal Advantage Media Card - $61,010; La Raza Personal Advantage Media Card- $60,000; and La Vida Buena Card - $33,000. Of these amounts, a total of $60,000 is to be held by Optimum Pay in depository and reserve accounts for the Company's benefit.

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

During the previous quarter the Company, through Direct Card Services began selling debit cards online through its web site located at www.personaladvantage.net.

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

On June 24, 2004, the Company and La Jolla entered into another Addendum to the debenture which provided that La Jolla would provide a $60,000 pre-payment to the Company against future warrant conversions in exchange for the Company delivering 2,000,000 shares of stock pursuant to the Company's February 19, 2004, SB-2 Registration Statement to be held by La Jolla in anticipation of future debenture conversions and warrant exercise by La Jolla.

PRIVATE SALE OF STOCK

During the quarter, no private sales of stock took place.


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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

None during this reporting period.


Exhibits

10.1  Addendum to Convertible Debenture and Warrant to Purchase Common Stock

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

                                     DIRECT RESPONSE FINANCIAL SERVICES, INC.


                                     By:    /s/ Ted Kozub
                                            ----------------------------
                                     Name:  Ted Kozub
                                     Title: Chief Executive Officer and
                                            Chief Financial Officer
                                     Date:  September 20, 2004