Form 10QSB
period 2004-10-31
DIRECT RESPONSE FINANCIAL SERVICES  INC
filed 2004-12-15
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                For the quarterly period ended: October 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 49,114,800 as of December 15, 2004.

Transitional Small Business Disclosure Format: [X] YES [ ] NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                                QUARTERLY REPORT



                                TABLE OF CONTENTS


FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES                              F-1 - F-7
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        10
ITEM 3. - CONTROLS AND PROCEDURES                                           12

OTHER INFORMATION



ITEM 1. - LEGAL PROCEEDINGS                                                 13
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       13
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                   13
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5. - OTHER INFORMATION                                                 13
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                  13
             SIGNATURES                                                     14

                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                October 31, 2004

                                                                         PAGE


         Consolidated Balance Sheets                                     F-2

         Consolidated Statements of Operations                           F-3

         Consolidated Statements of Cash Flows                           F-5

         Notes to Consolidated Financial Statements                      F-6

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT-STAGE CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                 October 31,    January 31,
                                                                                    2004           2004
                                                                                 (Unaudited)     (Note 1)
                                                                                 -----------    -----------
CURRENT ASSETS
    Cash                                                                         $    40,527    $       250
    Accounts Receivable                                                                2,804             --
    Inventory                                                                         61,904         58,000
    Deposit                                                                            2,500         25,000
    Prepaid Expense                                                                   49,100         84,225
                                                                                 -----------    -----------
           Total current assets                                                      156,835        167,475

PROPERTY AND EQUIPMENT
    Net of $782 and $447 depreciation at October 31, 2004 and                          1,451          1,786
    January 31, 2004
OTHER ASSETS
    Investments                                                                      200,000        200,000
                                                                                 -----------    -----------
           Total assets                                                          $   358,286    $   369,261
                                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $   534,255    $   463,566
    Accrued interest payable                                                          42,233         15,706
    Shareholder deposit                                                              100,000             --
    Advances from stockholders, current portion                                       10,000         33,067
                                                                                 -----------    -----------
           Total current liabilities                                                 686,488        512,339
                                                                                 -----------    -----------
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                                 371,010        371,760
    Advances from related party                                                       20,949         20,825
    Debenture payable                                                                126,500        150,000
                                                                                 -----------    -----------
           Total liabilities                                                       1,204,947      1,054,924

Commitments and contingencies                                                             --             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 26,781,666 and 19,472,834 shares issued and
      outstanding at October 31, 2004 and January 31, 2004                         2,319,080      1,699,030
    (Deficit) accumulated during the development stage                            (3,165,741)    (2,384,693)
                                                                                 -----------    -----------
           Total stockholders' equity (deficit)                                     (846,661)      (685,663)
                                                                                 -----------    -----------
           Total liabilities and stockholders' equity (deficit)                  $   358,286    $   369,261
                                                                                 ===========    ===========

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT-STAGE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Nine Months           Nine Months            April 24, 2002
                                                           Ending October        Ending October        (inception) through
                                                              31, 2004              31, 2003             October 31, 2004
                                                          ------------------     ----------------     -----------------------
Revenues                                                  $            9,103     $          1,003     $               11,181
Cost of sales                                                          4,073                  748                      5,042
                                                          ------------------     ----------------     -----------------------
                  Gross Profit                                         5,031                  255                      6,139

Costs and Expenses:
                  Consulting expense                                 391,709              957,906                  2,170,864
                  Professional fees                                  180,244               57,761                    457,030
                  Advertising and marketing                           25,411               12,016                     57,819
                  General and administrative                         140,419               73,343                    314,160
                  Rent                                                18,000               18,000                     58,856
                                                          ------------------     ----------------     -----------------------
                  Total                                              755,783            1,119,026                  3,058,729

Earnings (loss) from operations                                     (750,752)          (1,118,771)                (3,052,590)

Interest expense                                                     (30,296)             (17,774)                   (52,803)
Loss on investment                                                        --                   --                    (60,000)
                                                          ------------------     ----------------     -----------------------

Net (loss)                                                $        (781,048)     $     (1,136,545)    $           (3,165,393)

(Loss) per share                                          $            (.03)     $           (.06)    $                 (.12)


Weighted average shares outstanding                              22,540,870            19,306,834                 26,521,077

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT-STAGE CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three               Three
                                             Months              Months
                                             Ending              Ending
                                          October 31,         October 31,
                                              2004                2003
                                        -----------------  -------------------
Revenues                                $            21    $             101
Cost of sales                                        --                  219
                                        -----------------  -------------------
    Gross Profit                                     21                 (118)

Costs and Expenses:
    Consulting expense                          129,317               518,266
    Professional fees                            57,647                23,282
    Advertising and marketing                     9,643                    --
    General and administrative                   28,795                55,030
    Rent                                          6,000                 6,000
                                        -----------------  -------------------
         Total                                  231,402               602,578

Earnings (loss) from operations                (231,381)             (602,696)

Interest income                                      --                    --
Interest expense                                 (6,968)               (9,469)
Loss on investment                                   --                    --
                                        -----------------  -------------------

Net (loss)                              $      (238,349)   $         (612,165)
                                        =================  ===================

(Loss) per share                        $          (.01)   $             (.01)
                                        =================  ===================


Weighted average shares outstanding          25,622,418            18,353,167
                                        =================  ===================

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                        (A DEVELOPMENT-STAGE CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 April 24,
                                                                                   Nine           Nine              2002
                                                                                   Months         Months        (inception)
                                                                                   Ending         Ending          through
                                                                                 October 31,     October 31,    October 31,
                                                                                    2004            2003           2004
                                                                                  -----------    ------------   ------------
Cash flows from operating activities:
         Net (loss)                                                               $  (781,048)   $(1,136,545)   $(3,165,741)
         Non-cash items included in net (loss):
                  Depreciation                                                            335            335            782
                  Interest expense                                                     13,941
                  Expenses paid by issuing stock                                      296,150        910,780      1,970,180
                  Loss on investment                                                       --             --         60,000
         Net change in operating assets and liabilities:
                  Accounts receivable                                                  (2,804)            --         (2,804)
                  Prepaid expenses                                                     73,025        (27,327)        13,800
                  Inventory                                                            (3,904)            --        (61,904)
                  Accounts payable and accrued liabilities                             97,216         74,546        576,488
                                                                                  -----------    ------------   ------------
Net cash (used) by operating activities                                              (321,030)      (164,270)      (609,199)

Cash flows from investing activities:
         Purchase of investments                                                           --       (260,000)      (260,000)
         Purchase of property and equipment                                                --             --         (2,233)
                                                                                  -----------    ------------   ------------
Net cash (used) by investing activities                                                    --       (260,000)      (262,233)

Cash flows from financing activities:
         Repayment of loans --related parties                                         (23,693)            --        (23,693)
         Proceeds from shareholder deposit                                            100,000             --        100,000
         Proceeds from loans payable - related parties                                     --        394,878        425,652
         Proceeds from issuance of common stock                                       285,000             --        310,000
         Proceeds from debenture                                                           --         25,000        100,000
                                                                                  -----------    ------------   ------------
Net cash provided by financing activities                                             361,307        419,878        911,959
                                                                                  -----------    ------------   ------------
Net increase (decrease) in cash                                                        40,277         (4,392)        40,527
Cash at beginning of period                                                               250          4,392             --
                                                                                  -----------    ------------   ------------
Cash at end of period                                                             $    40,527             --         40,427
                                                                                  ===========    ============   ============

Supplemental disclosure of cash flow information:
Noncash transactions
    Note payable issued for acquisition of  investment                                     --             --        220,000
Cash paid during the period for:
   Interest                                                                       $        --    $        --    $        --
   Income taxes                                                                   $        --    $        --    $        --

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                        (a development-stage corporation)
                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

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

During the second fiscal quarter the Company issued 975,000 shares of common stock, valued at $189,500 ($.19 per share) based on market price on the transaction date, for services, including $10,000 that was recorded as prepaid expense.

During the third fiscal quarter the Company issued 1,772,500 shares of stock valued at $107,350 ($.06 per share) and 250,000 valued at $7,500 ($.04 per share) based on market price for services. The Company issued an additional 662,846 shares of stock for $64,000 ($.10 per share) based on market price including $2,000 that was recorded as prepaid expense to the debenture holder. The Company issued 180,000 shares of common stock, valued at $7,200 ($.04 per share) based on market price on the transaction date, for services.

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

         o Optimum Pay USA, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, continues to operate under several agreements with OP for the issuance and approval of debit card programs. These agreements include three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; and (3) the La Vida Buena Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $150,500 against these minimum orders, leaving the approximate balances due under each account as follows: DCS Personal Advantage Media Card - $55,000; La Raza Personal Advantage Media Card- $54,000; and La Vida Buena Card - $35,500. Of these amounts, a total of $60,000 is to be held by Optimum Pay in depository and reserve accounts for the Company's benefit.

All cards are networked through MasterCard. Further, DCS has been approved as an independent sales organization of MasterCard as part of the bank approval process for the above card programs. In addition, the Company contracted with Optimum Pay for the delivery and installation of its Internet financial site called www.globalmoneyonline.com. OP provides the interface with the issuing bank and the processor for the Company's debit card programs. OP also manages the data from all card programs as well as provides some form of customer service for card customers. Additionally, OP operates and maintains the technology infrastructure for www.globalmoneyonline.com.

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

PRIVATE SALE OF CONVERTIBLE DEBENTURE

In January 2003, as amended on May 19, 2003, we signed a Securities Purchase Agreement with La Jolla Cove Investors, Inc. for the sale of a $150,000 8% convertible debenture and non-detachable warrant to purchase up to 1,500,000 shares of our common stock. The debenture bears interest at 8%, matures two years from the date of issuance and is convertible into shares of our common stock. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price, multiplied by ten times the dollar amount of the debenture being converted, divided by the conversion price. The conversion price is equal to the lesser of: (i) $1.00 or (ii) 80% of the average of the five lowest volume weighted average prices during the 20 calendar days prior to the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. See the Selling Stockholder section for a Sample Debenture Conversion Calculation.

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

On March 23, 2004, the Company and La Jolla entered into another Addendum to the debenture which provided the following:

         o For a period of 60 days from the Addendum La Jolla would convert no more than $2,200 of the debenture and related Warrants per calendar week, on a cumulative basis

         o Beginning from the 61st day from the Addendum the 10% monthly maximum conversion amount shall be 20% if the volume weighted average price is above $0.63

         o The maturity date of the debenture is extended to January 9, 2006, and the expiration date of the non-detachable warrant is extended to January 9, 2007

         o If a conversion election is made by La Jolla on a date when the volume weighted average price is below $0.63, and such conversion includes a warrant exercise not involving La Jolla's pre-paid warrant credit balance with the Company, the Company shall have the right to prepay that portion of the debenture that La Jolla elected to convert at 150% of such amount.

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

On or about November 9, 2004, the Company and La Jolla Cove Investors entered into an Addendum to the debenture which provided that upon effectiveness of the Company's SB-2 Registration Statement, La Jolla would immediately provide a $150,000 pre-payment to the Company against future warrant conversions. Additionally, La Jolla agreed that its sales of Company shares would be limited to no more than 18% of the daily volume of the shares on any given date. Further, under the Addendum the Company has the right to pre-purchase debenture conversion shares directly from La Jolla.

To date, La Jolla has converted $23,500 of the debenture, leaving a debenture balance of $126,500. There are currently three sets of warrant pre-payment balances with La Jolla: (1) the original warrant pre-payment balance is currently at $70,000; (2) the June 29, 2004, addendum warrant pre-payment balance is currently at $30,000; and (3) the November 9, 2004, addendum warrant pre-payment balance is currently at $150,000.

To date, La Jolla has been issued 3,332,649 shares and La Jolla currently holds in trust 439,547 of the 2,000,000 shares delivered to La Jolla under the June 29, 2004, addendum.

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


ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of October 31, 2004, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

(B) CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this Report or from the end of the reporting period to the date of this Form 10-QSB.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Direct Response Financial Services, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Direct Response Financial Services, Inc. is not aware of any threatened legal proceedings. The foregoing is also true, to the knowledge of the Company, with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

None during this reporting period.

EXHIBITS



10.1 Addendum to Convertible Debenture and Warrant to Purchase Common Stock(incorporated by reference from Form SB-2 filed on November 12, 2004).

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

DIRECT RESPONSE FINANCIAL SERVICES, INC.





By:    /s/ Ted Kozub
       ----------------------------
Name:  Ted Kozub
Title: Chief Executive Officer and
       Chief Financial Officer
Date:  December 15, 2004