Form 10KSB
period 2005-01-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2005-05-02
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005
                          COMMISSION FILE NO. 333-52268

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

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

                                 (818) 735-3726
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for our most recent fiscal year were $12,331.

The aggregate market value of the voting stock held by non-affiliates of Direct Response was $1,542,010 as of April 28, 2005, based upon the closing sales price of the Registrant's common stock as quoted on the over-the-counter bulletin board of $0.03.

There were 77,240,335 shares of our common stock, no par value, outstanding as of April 28, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005


                                      INDEX

                                     PART I

                                                                          Page

Item 1.        Description of Business                                      4
Item 2.        Description of Property                                      7
Item 3.        Legal Proceedings                                            7

Item 4.        Submission of Matters to a Vote of Security Holders          7

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  8

Item 6.        Management's Discussion and Analysis or Plan of Operation    9
Item 7.        Financial Statements                                       F-1
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         16
Item 8A.       Controls and Procedures                                     16
Item 8B.       Other Information                                           16

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(A) of the
                  Exchange Act.                                            17
Item 10.       Executive Compensation                                      17
Item 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                               18
Item 12.       Certain Relationships and Related Transactions              19
Item 13.       Exhibits                                                    19
Item 14.       Principal Accountant Fees and Services                      21


               SIGNATURES                                                  22

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

BUSINESS

We are a development stage company, however, over the last year the Company has entered into key relationships with retailers, grocers, marketers and media outlets that cater to the emerging multi-cultural under-banked and financially underserved market. These partnerships create significant barriers to entry for potential competitors. The Company's partnerships consist of exclusive relationships with key partners such as Spanish Broadcasting System, the largest Hispanic controlled radio broadcasting company; Emmis Communications (NASDAQ:EMMS), a leading radio network; del Rey Marketing, the leading marketer to Hispanic grocery stores in the U.S.; and other grass-roots and Internet marketers who have expertise in reaching the Hispanic market. The Company has recently been contacted by the leading Hispanic Internet portals seeking co-marketing arrangements. The Company also has key partnerships with financial transaction processors such as Optimum Pay USA, Inc., Mexico/U.S.-based card marketers such as Poder de Compra, which has placed an initial order of 50,000 cards through Direct Card Services, and card loading networks that offer Direct Response's cardholders over 10,000 ATM and bank locations. Moreover, through exclusive relationships with Hispanic retail, merchant and grocery outlets, Direct Response is building out its own proprietary card loading network, the DirectLoad Network(TM). The Company anticipates launching an Internet offer of a stored value debit card in the upcoming quarter at the Internet site www.dcsmediacard.com. Presently, the Company is focused on delivery of stored value debit cards to the unbanked and underbanked population in the United States. The Company also continues to focus on its merchant banking business and other derivative financial business activities.

Over the last two years, the Company has focused on creating its own proprietary stored value debit card product combined with a retail loading network for its debit cards. Due to Hispanics' inherent distrust of banks and the lack of a convenient network for debit card loading, the Company was required to identify and then deploy its own proprietary network of loading locations for the Hispanic cardholders. Through its partnerships with del Rey Marketing and providers of point of sale loading terminals, Direct Response is currently building its proprietary DirectLoad Network(TM), designed to become the largest card loading and transaction network in the country targeted to the Hispanic population. User-friendly electronic terminals will be located at Hispanic retail, merchant and grocery stores in heavily Hispanic-populated communities. Cardholders will be able to use the DirectLoad Network(TM) to load funds on cards and then use the cards for purchases at that store or elsewhere where MasterCard or VISA is accepted. This offers a tremendous convenience to cardholders who do not have bank accounts.

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

The Company is positioning itself to become the leading provider of debit cards to the Hispanic population in the U.S. The Company has developed a proprietary database, the DirecTrac System(TM), which is designed to track the spending and usage patterns of its debit cardholders. The database collects and aggregates data while protecting the identity of individual cardholders. Collecting and sorting the data is an automated, low-cost process that offers the Company the opportunity to generate high-margin revenues. The data also has tremendous value for consumer goods and products marketers. The fast-growing Hispanic market is not only one that most Fortune 500 companies are currently targeting; it is also a market in which there is a lack of standard consumer data. Because much of the population is new to the U.S. and because the population has to date made infrequent use of payment cards due to a cash-based lifestyle, tracking consumer data for this market has been a challenge. Direct Response has the opportunity to provide detailed consumer spending pattern data to other companies for a fee, while protecting the identities of individual cardholders. Companies that purchase such data from Direct Response may use the information to better target and serve the needs of its Hispanic customers by making credit-related decisions based upon debit card data.

We have invested in and licensed proprietary technology from various financial services companies including Optimum Pay USA, Inc., a partially owned subsidiary of Cybertek Holdings and SECOS. Cybertek Holdings is a publicly traded South

Korean company specializing in network security systems, fraud and transaction processing. Optimum Pay and SECOS have each developed proprietary technology for secure electronic payments that we have strategic and contractual relations. Furthermore, through our subsidiary Direct Card Services, LLC, we have partnered with Chase Merchant Services to provide merchant banking services. Furthermore, through these strategic partnerships, we are positioned to capture the growing market trends in e-finance and P2P payment transaction processing. We are also working on deploying proprietary, wireless, payment technology that allows for electronic point of sale payment solutions absent a landline (payment is verified through our gateway network).

Through our existing marketing contracts, we will reach major distribution channels for our financial services. These distribution channels include direct response companies, pre-paid phone card distributors, network marketing companies and financial institutions. Over the last year one of the major advancements for the Company was its agreement reached with del Rey Marketing to market debit cards and other payment transaction solutions to the Hispanic market, primarily through national and regional Hispanic grocery store chains and outlets. Through this partnership, the Company is building its DirectLoad Network(TM), a proprietary network of card loading terminals through Hispanic retail locations. Direct Response also works with del Rey Marketing to provide research on consumer purchasing habits to Fortune 100 companies and Hispanic grocery stores.

Del Rey Marketing is one of the fastest growing Hispanic marketing companies in the United States and specializes in Hispanic grass-roots marketing programs to the packaged goods and grocery retail industry. Del Rey Marketing is the largest marketer to Hispanic grocery stores in the U.S. The company represents Fortune 100 consumer goods companies to a network of Hispanic grocery stores that are located across the U.S., from New York and Miami to Los Angeles and Phoenix. One of its retail grocery clients alone, Unified Western Grocers, has a network of 2,000 retail stores and generated sales of approximately $2.8 billion in 2003.

Direct Response's main product line is a series of branded and co-branded debit cards targeted to the Hispanic population in the United States. These debit cards are expected to generate ancillary revenues beyond the standard card issuance and transaction fees attached to the cards. The Company is currently developing a prepaid calling card also targeting the Hispanic population. Direct Response continues to offer credit card merchant banking services to online and traditional merchants.

Direct Response has recently entered into a contract with Poder de Compra, Mexico, S.A. for an initial sale of debit cards to the Hispanic market. As these cards come into circulation and are used daily by customers, the Company expects to generate further revenues from: 1) initial fees generated from issuing additional debit cards to new cardholders; 2) debit card transactions fees; 3) sales of add-on services to debit cardholders; 4) advertising revenue from ads placed in card statements; and 5) sales of aggregated market research data from the Company's growing database.

Other products and services offered by the Company include:

o     Payment Gateway System, through Optimum Pay USA, Inc.

o Merchant Banking Services, through our subsidiary Direct Card Services, LLC, Chase Merchant Services, LLC, and CardService International

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

o     ATM Cards (co-branded with VISA or MasterCard)

o     Development of card loading stations and networks

PRODUCTS AND SERVICES

             PRE-PAID DEBIT CARDS AND INTERNET FINANCIAL TECHNOLOGY

The Company through its affiliation with MasterCard, Optimum Pay USA, Inc., BankFirst, and First Premier Bank provides stored value cash cards, person to person financial services and innovative systems to move money, also known as transmitter solutions. The first debit cards offered by the Company include the DCS Personal Advantage Media Card, which will be offered through the Company's Internet website located at www.dcsmediacard.com. In 2005 the Company also plans to deploy various debit card programs customized for Hispanic grocery chains in the Southern California area. In conjunction with the debit card offers the Company also provides an Internet interactive web site. The Company owns and operates an Internet web site at www.globalmoneyonline.com for Internet financial transactions. Such transactions include crediting to debit cards, movement of cash from card to card, account review, and movement of cash from an existing financial account to the Global Money Online account. This innovative system permits the Company's customers to avoid the need to visit a retail bank location to move money. Further, the system allows the Company's customers access 24/7 365 days per year.

                            MERCHANT BANKING SERVICES

We offer banking services (credit card transaction processing and related services) to all levels and types of online, and offline merchants. Through our proprietary banking software and our subsidiary, Direct Card Services, LLC, a

Master Agent of Chase Merchant Services and agent of CardService International, we are able to offer competitive rates for merchant banking services in the business and provide our clients with customer service. By lowering payment risk and reducing credit card charge backs and losses, we help our clients obtain lower card processing costs, which in turn allows them higher profit margins. Direct Card Services, LLC, began offering card-processing services for merchants on October 10, 2002. In addition, Direct Card Services, LLC has initiated a sales campaign for signup of business merchants for card processing services with limited success to date.

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

SALES AND MARKETING STRATEGIES

The Company is currently partnered with a Mexico/U.S.-based financial services provider as well as several U.S.-based retail and media outlets for co-branded promotions of its debit cards to target audiences. The Company is also actively seeking, and is currently in talks with other media companies in Internet, radio, and television for similar co-branded promotions. To marketing partners, the benefits include the following: increased foot traffic into grocery retail locations; greater monetization of traffic to websites; increased listening to the radio station by its audience who may tune in for special offers and promotions; greater brand awareness through co-branding of debit cards; closer relationships with merchants, where increased traffic due to card loads can lead to more advertising on the station; and, more effective use of air time to generate new revenue streams from sharing transaction fees on cards. To financial services providers currently catering to the Hispanic market, Direct Response offers an effective way to enter the U.S. Hispanic market and the ability to offer debit cards through a turn-key system.

Direct Response is currently finalizing partnership agreements with major Hispanic retail grocers to launch a co-branded program selling debit cards. The cards will be sold at the retail locations to customers who regularly shop at the stores. The retailer will benefit from increased branding as well as added financial transaction revenue each time the card is used. Direct Response gains key and exclusive access to sales through such retail locations. The Company plans to launch these card sales in the second quarter of 2005.

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

COMPETITION

The markets for the financial products and services offered by us are intensely competitive. We compete with a variety of companies in various segments of the financial services industry, and our competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Highly fragmented segments currently include online banking, financial account processing, customer relationship management solutions and electronic funds transfer and card solutions. Other segments of the financial services industry are relatively new with limited competition, including private label banking and wealth management solutions. We face a number of competitors in the electronic bill presentment and payment market. We also face competition from in-house technology departments of existing and potential clients who may develop their own product offerings.

EMPLOYEES

At April 28, 2005, we employed 1 officer.

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

                                                     Low($)  High ($)
                                                     ------  --------
                 2003 Period Ending
                 January 31                            0.24    1.40
                 April 30                              0.26    1.02
                 July 31                               0.28    0.70
                 October 31                            0.85    1.62

                 2004 Period Ending
                 January 31                            0.50    1.52
                 April 30                              0.17    0.89
                 July 31                               0.04    0.23
                 October 31                            0.02    0.07

                 2005 Period Ending
                 January 31                            0.02    0.09


HOLDERS

As of April 28, 2005, we had approximately 58 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is First American Stock Transfer, Phoenix, Arizona.

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

EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ ---------------------- ------------------------
           Plan category              Number of securities      Weighted average      Number of securities
                                        to be issued upon       exercise price of    remaining available for
                                           exercise of        outstanding options,       future issuance
                                      outstanding options,     warrants and rights
      As of January 31, 2005           warrants and rights
------------------------------------ ------------------------ ---------------------- ------------------------
                                               (a)                     (b)                     (c)
------------------------------------ ------------------------ ---------------------- ------------------------
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
------------------------------------ ------------------------ ---------------------- ------------------------


                  RECENT ISSUANCES OF UNREGISTERED SECURITIES.

For the fourth quarter of the fiscal year ended January 31, 2005, the following issuances were made:

On December 1, 2004, we issued the following shares in lieu of compensation or as directors' fees:

        T. Randolph Catanese - 500,000 shares
        Paradisus Investment Corp. - 500,000 shares
        Edward Kim - 375,000 shares
        Douglas R. Hume - 375,000 shares
        Ted Kozub - 250,000 shares
        Jill W. Love - 125,000 shares

Subsequent to January 31, 2005, we issued the following shares in lieu of compensation or as directors' fees:

        Anecius Holding Company, Ltd. - 2,000,000 shares
        Chris del Rey - 375,000 shares
        Edward Kim - 125,000 shares
        Douglas R. Hume - 125,000 shares
        Peter Gerlach - 100,000 shares

In addition to the above issuances, on January 18, 2005, we issued a total of 900,000 shares to various investors in the Company's private placement memorandum, and on February 7, 2005, we issued a total of 1,400,000 shares to various investors in the Company's private placement memorandum. Further detail related to the Company's private placement memorandum is located hereinbelow under "Private Sale of Stock."

The issuance of the shares under the private placement memorandum was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the PPM investors that they were an "accredited investor" (as defined under Rule 501 of Regulation D) and that they were purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the previous fiscal year to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

Poder de Compra, Mexico, S.A., is a Mexico-based financial services provider that has reached an agreement with Direct Response in order to reach the U.S. Hispanic market. Poder de Compra is a well-established financial group that focuses on financial services in Mexico, with a specific mission to grow its services in managing remittances from Mexicans working abroad. The group is affiliated with leading institutions including HSBC Bank and Insurance Company in Mexico, Monterey Bank, Verizon, the U.S. Hispanic Chamber of Commerce and others. Poder the Compra has recently purchased 50,000 debit cards from Direct Card Services. This order is considered an initial purchase, which may be followed by several additional, larger purchases. The initial payment for the cards made to Direct Card Services, Direct Response's subsidiary, is $250,000. Additional transaction revenue is expected from these 50,000 cards.

o Optimum Pay USA, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements include three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the Super A Stored Value Card; and (3) the Power 92 Stored Value Media Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units.

All cards are networked through MasterCard. Further, DCS is approved as an independent sales organization of MasterCard as part of the bank approval process for the above card programs through Bank First and First Premier Bank. In addition, the Company contracted with Optimum Pay for the delivery and installation of its Internet financial site called www.globalmoneyonline.com. Optimum Pay provides the interface with the issuing bank and the processor for the Company's debit card programs. Optimum Pay also manages the data from all card programs as well as provides some form of customer service for card customers. Additionally, Optimum Pay operates and maintains the technology infrastructure for www.globalmoneyonline.com.

o Agent Agreement with CardService International - In addition to its existing relationship with Chase Merchant Services for the processing of referred merchant credit and debit card transactions, the Company has continued to operate under its Non-Exclusive, Non-Registered Agent Agreement with CardService International, Inc. This agreement allows the Company access to an additional card processor, providing another option for the Company when referring merchant card processing business.

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

On or about November 9, 2004, the Company and La Jolla Cove Investors entered into an Addendum to the debenture which provided that upon effectiveness of the Company's SB-2 Registration Statement, La Jolla would immediately provide a $150,000 pre-payment to the Company against future warrant conversions. Additionally, La Jolla agreed that its sales of Company shares would be limited to no more than 18% of the daily volume of the shares on any given date. Further, under the Addendum the Company has the right to pre-purchase debenture conversion shares directly from La Jolla. Pursuant to the Addendum, the Company issued a certificate in the amount of 20,000,000 shares to La Jolla to be held in trust by La Jolla's attorney pending future debenture conversions.

To date, La Jolla has converted $46,658 of the debenture, leaving a debenture balance of $103,342. There are currently two sets of warrant pre-payment balances with La Jolla: (1) the June 29, 2004, addendum warrant pre-payment balance is currently at $30,000; and (2) the November 9, 2004, addendum warrant pre-payment balance is currently at $120,000.

To date, La Jolla has been issued 10,346,572 shares and La Jolla currently holds in trust 439,547 of the 2,000,000 shares delivered to La Jolla under the June 29, 2004, addendum.

PRIVATE SALE OF STOCK

In January of 2005, the Company completed its first Regulation D private placement of common stock. The maximum funds to be raised was $250,000 of which $200,000 was received by the Company. Pursuant to the private placement the Company issued 2,300,000 restricted shares. Additionally, certain investors in the private placement offering were granted warrants to purchase stock at a later date. The warrants were issued and priced in two forms (a) a 10 cent strike price or (b) a 3 cent purchase price with a 2 cent strike price. The former could not be executed at any time up to its expiration at 24 months and the latter could be executed after a 6-month hold up to its expiration at 24 months. If all type (a) warrants were to be exercised, the total number of warrant shares issued would be 150,000. If all type (b) warrants were to be exercised, the total number of warrant shares issued would be 6,768,000.

ONGOING REQUIREMENTS

We will have to secure additional capital to meet our ongoing requirements and to meet our stated objectives throughout the 2005 fiscal year. We are identifying potential investors in conjunction with our current finance partners, and will seek to secure new investment banking partners on an ongoing basis. Of course, sources of capital and the cost of capital are subject to prevailing and general market conditions. Moreover, any terms and conditions related to such investment or loan are contingent upon satisfactory terms and conditions for the Company. Based on current market conditions and given our success in raising private financing in the past, we expect that we will be able to complete financings as required for growth and operations. We are continuing to review all opportunities for both long-term equity programs as well as debt financing. Any significant capital expenses or increases in operating costs will be dependent upon our ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

                                  RISK FACTORS

In evaluating our business, prospective investors and shareholders should carefully consider the risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended January 31, 2004, we had a net loss of ($2,384,693) and for our fiscal year ended January 31, 2005, we had a net loss of ($1,509,433). We expect to continue to incur significant operating expenses. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2006. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products.

THE MARKET FOR OUR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO REMAIN CONSISTENTLY PROFITABLE.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services.

OUR FUTURE PROFITABILITY DEPENDS UPON OUR ABILITY TO IMPLEMENT OUR STRATEGY SUCCESSFULLY TO INCREASE ADOPTION OF ELECTRONIC BILLING AND PAYMENT METHODS.

Our future profitability will depend, in part, on our ability to implement our strategy successfully to increase adoption of electronic billing and payment methods including the issuance of debit cards through our subsidiary, Direct Card Services, LLC. Our strategy includes investment of time and money during fiscal 2006 in programs designed to:

o     drive consumer awareness of electronic billing and payment;

o encourage consumers to sign up for and use our electronic billing and payment services offered by our distribution partners;

o     encourage consumers to purchase and use our debit card products;

o continually refine our infrastructure to handle seamless processing of transactions;

o     continue to develop state of the art, easy-to-use technology; and

o increase the number of billers whose bills we can present and pay electronically.

If we do not successfully implement our strategy, revenue growth will be minimal, and expenditures for these programs will not be justified.

Our investment in these programs will have a negative impact on our short-term profitability. Additionally, our failure to implement these programs successfully or to increase substantially adoption of electronic commerce billing and payment methods by consumers who pay for the services could have a material adverse effect on our business, financial condition and results of operations.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY DAMAGE CUSTOMER RELATIONS AND INHIBIT OUR GROWTH.

Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations. We electronically transfer large sums of money and store personal information about consumers, including bank account and credit card information, social security numbers, and merchant account numbers. If we are unable to protect, or consumers perceive that we are unable to protect, the security and privacy of our electronic transactions, our growth and the growth of the electronic commerce market in general could be materially adversely affected. A security or privacy breach may:

o     cause our customers to lose confidence in our services;

o     deter consumers from using our services;

o     harm our reputation;

o     expose us to liability;

o     increase our expenses from potential remediation costs; and

o     decrease market acceptance of electronic commerce transactions.

While we believe that we utilize proven applications designed for premium data security and integrity to process electronic transactions, there can be no assurance that our use of these applications will be sufficient to address changing market conditions or the security and privacy concerns of existing and potential subscribers.

WE RELY ON THIRD PARTIES TO DISTRIBUTE OUR ELECTRONIC COMMERCE PRODUCTS, WHICH MAY NOT RESULT IN WIDESPREAD ADOPTION.

In electronic commerce, we rely on our contracts with financial services organizations, businesses, billers, Internet portals and other third parties to provide branding for our electronic commerce services and to market our services to their customers. These contracts are an important source of the growth in demand for our electronic commerce products. If any of these third parties abandon, curtail or insufficiently increase their marketing efforts, it could have a material adverse effect on our business, financial condition and results of operations.

THE TRANSACTIONS WE PROCESS EXPOSE US TO CREDIT RISKS.

Any losses resulting from returned transactions, merchant fraud or erroneous transmissions could result in liability to financial services organizations, merchants or subscribers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic and conventional paper-based transactions we process expose us to credit risks. These include risks arising from returned transactions caused by:

o     insufficient funds;

o     unauthorized use;

o     stop payment orders;

o     payment disputes;

o     closed accounts;

o     theft;

o     frozen accounts; and

o     fraud.

We are also exposed to credit risk from merchant fraud and erroneous transmissions.

WE MAY EXPERIENCE BREAKDOWNS IN OUR PAYMENT PROCESSING SYSTEM THAT COULD DAMAGE CUSTOMER RELATIONS AND EXPOSE US TO LIABILITY.

A system outage or data loss could have a material adverse effect on our business, financial condition and results of operations. In addition to the damage to our reputation a system outage or data loss could entail, many of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. To successfully operate our business, we must be able to protect our payment processing and other systems from interruption by events that are beyond our control. For example, our system may be subject to loss of service interruptions caused by hostile third parties or other instances of deliberate system sabotage. Other events that could cause system interruptions include:

o     fire;

o     natural disaster;

o     unauthorized entry;

o     power loss;

o     telecommunications failure; and

o     computer viruses.

Although we have taken steps to protect against data loss and system failures, there is still risk that we may lose critical data or experience system failures. Furthermore, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

WE MAY EXPERIENCE SOFTWARE DEFECTS AND DEVELOPMENT DELAYS, DAMAGING CUSTOMER RELATIONS, DECREASING OUR POTENTIAL PROFITABILITY AND EXPOSING US TO LIABILITY.

Our products are based on sophisticated software and computing systems that often encounter development delays, and the underlying software may contain undetected errors or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in:

o     additional development costs;

o diversion of technical and other resources from our other development efforts;

o     loss of credibility with current or potential customers;

o     harm to our reputation; or

o     exposure to liability claims.

In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors or defects that could have a material adverse effect on our business, financial condition and results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation-of-liability provisions in our license and customer agreements, we cannot assure you that these measures will be successful in limiting our liability.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGE OR CHANGES IN INDUSTRY STANDARDS, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE OUR CUSTOMERS.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, proprietary technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The electronic commerce industry is changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.

RISKS RELATING TO OUR COMMON STOCK:

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

o obtain financial information and investment experience objectives of the person; and

o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

o sets forth the basis on which the broker or dealer made the suitability determination; and

o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Financial Statements:

         Consolidated Balance Sheets                                        F-3

         Consolidated Statements of Operations                              F-5

         Consolidated Statement of Stockholders' Equity                     F-6

         Consolidated Statements of Cash Flows                              F-7

         Notes to Consolidated Financial Statements                         F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Direct Response Financial Services

         We have audited the accompanying consolidated balance sheets of Direct Response Financial Services, Inc. as of January 31, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2004, and the period from inception (April 24, 2002) through January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Response Financial Services, Inc. as of January 31, 2005 and January 31, 2004 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended January 31, 2004 and for the period from inception (April 24, 2002) through January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
April 28, 2005

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  January 31,  January 31,
                                                                     2005         2004
                                                                  ----------   ----------
CURRENT ASSETS
    Cash                                                          $   49,993   $      250
    Accounts receivable                                                9,472           --
    Inventory                                                         58,000       58,000
    Prepaid expenses                                                  12,850       84,225
    Deposit                                                            2,500       25,000
                                                                  ----------   ----------
           Total current assets                                      132,815      167,475

PROPERTY AND EQUIPMENT
    Property and equipment, net of $893 and $447 depreciation          1,340        1,786

OTHER ASSETS
    Investments                                                      200,000      200,000
                                                                  ----------   ----------
           Total assets                                           $  334,155   $  369,261
                                                                  ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $   47,738   $   32,281
    Accounts payable - related party                                 494,612      431,285
    Shareholder deposit                                              200,000           --
    Advances from stockholders, current portion                      222,532       33,067
                                                                  ----------   ----------
           Total current liabilities                                 964,882      496,633
                                                                  ----------   ----------

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                 191,384      387,466
    Advances from related party                                       26,435       20,825
    Debenture payable                                                121,500      150,000
                                                                  ----------   ----------
           Total liabilities                                       1,304,201    1,054,924

Commitments and contingencies                                             --           --


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 58,577,350 and 19,347,834 shares issued and
      outstanding at January 31, 2005 and 2004                      3,519,798      1,699,030
      Common stock warrants                                           140,106             --
      Subscribed stock                                               (735,824)            --


    (Deficit) accumulated during the development stage             (3,894,126)    (2,384,693)
                                                                  -----------    -----------
           Total stockholders' (deficit)                             (970,046)      (685,663)
                                                                  -----------    -----------

           Total liabilities and stockholders' equity (deficit)   $   334,155    $   369,261
                                                                  ===========    ===========


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 April 24,
                                                                                   2002
                                                                                (inception)
                                               Year ending     Year ending        through
                                               January 31,     January 31,      January 31,
                                                  2005            2004             2005
                                               ------------    ------------    ------------
Revenues                                       $     12,331    $      1,859    $     14,409
Cost of sales                                         4,501             748           5,470
                                               ------------    ------------    ------------
    Gross Profit                                      7,830           1,111           8,939

Costs and Expenses:
    Consulting expense paid by issuing stock        691,550         942,564       2,470,705
    Consulting expense paid by cash                 116,948              --         116,948
    Professional fees                               268,911         170,498         545,697
    Advertising and marketing                        70,645          16,263         103,053
    General and administrative                      317,926         143,208         492,016
    Rent expense                                     24,000          24,000          64,856
                                               ------------    ------------    ------------
         Total                                    1,489,980       1,296,533       3,793,275

Earnings (loss) from operations                  (1,482,150)     (1,295,422)     (3,784,336)

Interest expense                                    (27,283)        (21,355)        (49,790)
Loss on investment                                       --         (60,000)        (60,000)
                                               ------------    ------------    ------------

Net (loss)                                     $ (1,509,433)   $ (1,376,777)   $ (3,894,126)
                                               ============    ============    ============

(Loss) per share                               $       (.05)   $       (.06)   $       (.14)
                                               ============    ============    ============

Weighted average shares outstanding              30,904,963      16,907,500      28,533,036
                                               ============    ============    ============


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         (Deficit)
                                                                                        accumulated
                                                                                        during the
                                                             Common       Common Stock  development
                                               Shares         Stock         Warrants       stage          Total
                                            -----------    -----------   -----------    -----------    -----------
Balance April 24, 2002 (inception)           16,737,500    $     6,000   $        --    $        --    $     6,000

Shares issued for cash                           50,000         25,000            --             --         25,000
Shares issued for services                    1,270,000        724,500            --             --        724,500
Net loss for year ended January 31, 2003             --             --            --     (1,007,916)    (1,007,916)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2003                     18,057,500        755,500            --     (1,007,916)      (252,416)
                                            -----------    -----------   -----------    -----------    -----------

Shares issued for services                    1,290,334        943,530            --             --        943,530
Net loss for year ended January 31, 2004             --             --            --     (1,376,777)    (1,376,777)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2004                     19,347,834    $ 1,699,030   $        --     (2,384,693)   $  (685,663)

Shares issued for services                   10,302,500        691,550            --             --        691,550
Shares and warrants issued for cash in
  private placement                           2,300,000         59,894       140,106                       200,000
Shares issued for conversion of debenture     6,187,469        333,500            --                       333,500
Shares issued under stock subscription       20,439,547        735,824            --                       735,824
Net loss for year ended January 31, 2005             --             --            --     (1,509,433)    (1,509,433)
                                            -----------    -----------   -----------    -----------    -----------

Less subscribed stock                                                                                     (735,824)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2005                     58,577,350    $ 3,519,798   $   140,106     (3,894,126)   $  (970,046)
                                            -----------    -----------   -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          April 24,
                                                                                             2002
                                                                                         (inception)
                                                           Year ending    Year ending      through
                                                           January 31,    January 31,    January 31,
                                                              2005           2004           2005
                                                           -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                        $(1,509,433)   $(1,376,777)   $(3,894,126)
         Non-cash items included in net (loss):
              Depreciation                                         446            447            893
              Expenses paid by issuing stock                   691,550        943,530      2,365,580
              Loss on investment                                    --         60,000         60,000
         Net change in operating assets and liabilities:
              Accounts receivable                               (9,472)            --         (9,472)
              Prepaid expenses                                  93,875        (59,225)        34,650
              Inventory                                             --        (58,000)       (58,000)
              Accounts payable and accrued liabilities          97,194        330,471        576,466
                                                           -----------    -----------    -----------
Net cash (used) by operating activities                       (635,840)      (159,554)      (924,009)

Cash flows from investing activities:
         Purchase of investments                                    --       (260,000)      (260,000)
         Purchase of property and equipment                         --             --         (2,233)
                                                           -----------    -----------    -----------
Net cash (used) by investing activities                             --       (260,000)      (262,233)

Cash flows from financing activities:
         Proceeds from advances - related parties                   --        415,412        425,652
         (Repayment) of advances - related parties             (19,417)            --        (19,417)
         Proceeds from common stock warrants                   140,106             --        140,106
         Proceeds from debenture                                    --             --        100,000
         Shareholder deposit                                   360,000             --        360,000
         Proceeds from issuance of common stock                204,894             --        229,894
                                                           -----------    -----------    -----------
Net cash provided by financing activities                      685,583        415,412      1,236,235
                                                           -----------    -----------    -----------

Net increase in cash                                            49,743         (4,142)         49,993

Cash at beginning of period                                        250          4,392             --
                                                           -----------    -----------    -----------
Cash at end of period                                      $    49,993    $       250    $    49,993
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                          $     3,519    $     6,674    $    10,193
         Income taxes                                      $        --    $        --    $        --


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

The Company's primary business activity is providing stored value debit card programs and merchant accounts for credit and debit card processing.

On April 29, 2002 the Company entered into a Agreement and Plan of Reorganization with Relevant Links, Inc., a public company (incorporated in the State of Colorado on April 7, 2000) with no assets or liabilities. As a result of the reorganization, the Company became a publicly reporting company. (See note 4). Subsequent to the reorganization, Relevant Links, Inc changed its name to Direct Response Financial Services, Inc. (Colorado) (DRFS-CO).

On May 16, 2002, the Company  participated in forming Direct Card Services,  LLC
(DCS) for the purpose of facilitating the Company's bankcard processing business. Under the terms of the LLC agreement, the Company has a 50% interest.

Principles of Consolidation

The accompanying consolidated financial statements include the Company and its' wholly owned and controlled subsidiary, DRFS-CO, and its controlled subsidiary DCS. All inter-company accounts have been eliminated in the consolidation.

The Company considers its 50% interest in DCS to be a controlling interest because, as sole managing member, it has management control in addition to its profit interest. Because DCS has a deficit equity position at January 31, 2005, no minority interest has been recorded.

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

Inventory

The company's inventory consists of prepaid stored value (debit) card blanks and supplies and is valued at the lesser of cost or net realizable value using the average costing method.

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

Estimated Fair Value of Financial Instruments

The carrying value of the Company's accounts receivable, accounts payable, and other financial instruments reflected in the financial statement approximates fair value due to the short-term maturity of the instruments. The fair value of the Company's advances from stockholders and debentures payable cannot be estimated, because of the unique and proprietary nature of these instruments.

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

The Company paid no dividends during the periods presented. Advertising is expensed as it is incurred. The company has no cash equivalents.

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

NOTE 4 - PROPERTY AND EQUIPMENT

Components of property and equipment consist of:

                                                                                 Depreciation
                                             Accumulated          Net              Rate and
                               Cost         Depreciation         Amount             Method
                          -------------   -----------------   --------------   -----------------
January 31, 2004:
   Office Equipment         $    2,233        $     447        $    1,786        3 years SL
January 31, 2005:
   Office Equipment              2,233              893             1,340        3 years SL

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


Depreciation is provided in amounts sufficient to recover asset costs over their estimated useful lives.


NOTE 5 - INVESTMENTS

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. ("Optimum"). Optimum develops electronic payment systems. Optimum Pay USA, Inc. is a privately held company with headquarters in Irvine, California and offices in Covington, Kentucky. The company issued an unsecured promissory note to a shareholder of the company for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay, Inc. The promissory note is due July 31, 2005, and bears interest of three percent (3%). The investment is accounted for using the cost method and valued at the lower of cost or fair market value.

NOTE 6 - ADVANCES FROM STOCKHOLDERS AND RELATED PARTIES

The Company has received advances from stockholders in the amount of $440,351. The advances are evidenced by unsecured promissory notes bearing interest rates of 3% to 8%. The notes are due as follows:

Fiscal Year Ending:
         2006                                     222,532
         2007                                     217,819
                                             ------------
Total                                        $    440,351
                                             ============

Advances totaling $413,916 are the subject of efforts by Company management to retire the Promissory Notes for less than their stated face value. Negotiations with the Promissory Note holders are in progress, but not completed.

NOTE 7 - CONVERTIBLE DEBENTURE, SHAREHOLDER DEPOSITS AND SUBSCRIBED STOCK

In January 2003, the Company sold an 8% convertible debenture for $150,000. Interest on the debenture is payable monthly. No assets have been pledged as security and the note cannot be prepaid. The agreement, as amended on May 19, 2003, February 19, 2004, March 23, 2004 and November 8, 2004, has the following additional provisions:

The number of shares for which the debenture is convertible into common stock (in denominations of $1,000 or more in an integral multiple of $500 in excess thereof) is equal to the debenture dollar amount being converted multiplied by eleven, minus the product of the conversion price, as determined below,

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

The conversion price is equal to the lesser of $1.00, or eighty per cent (80%)(the discount multiplier) of the average of the three lowest market prices during the ninety (90) day period prior to the holder's election to convert.

In addition to the right to convert the debenture, the holder was given, coinciding with the exercising of the debenture, a warrant until January 9, 2006 to purchase shares of the Company's common stock at an exercise price of $1.00 per share equal to ten times the dollar amount of the debentures being converted.

During February and March 2004, the Company amended the debenture agreement to extend the due date of the debenture to January 2006 and the expiration date of the conversion warrant to January 2007. Additionally, the amendments allow for the debenture holder to add $150,000 of principal under certain conditions.

During June 2004, the Company amended the agreement to provide for a prepayment of $60,000 to be used for converting portions of the debenture and exercising warrants in exchange for the Company issuing 2,000,000 shares of common stock in anticipation of future debenture conversions and warrant exercises. As of January 31, 2005, 439,547 of these shares have not been utilized and are shown on the financials statements as subscribed stock.

During November 2004, the Company further amended the debenture agreement. In accordance with the agreement, the Company delivered 20,000,000 shares of the Company's restricted common shares in the name of the debenture holder to a trustee/escrow agent which may be released to the debenture holder pursuant to valid debenture conversions and warrant exercise notices. The shares issued and held in escrow are recorded at the estimated value of the conversion and shown on the financials statements as subscribed stock. Such shares are held in trust as collateral to ensure performance under the debenture agreement. The trustee/escrow agent has no right to vote the shares.

The Company has the option to repurchase any common shares to be issued for future debenture conversions and warrant exercises provided that the Company gives notice and the debenture holder converts debenture amounts and exercise warrant amounts at least equal to the number of shares the Company desires to purchase. The purchase price for the common shares shall be 92% of the average of the volume weighted average price of the Company's common shares on the five trading days prior to the date the debenture holder receives the notice from the Company.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

During the year ending January 31, 2005, the debenture holder converted $28,500 of the principal of the debenture and received 7,902,469 shares of the Company's common stock and simultaneously issued 285,000 warrant shares for $285,000. The debenture holder also has deposited $200,000 with the company to be used for future conversions.

NOTE 8 - STOCKHOLDERS' EQUITY

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

During the fiscal year ended January 2004, the Company issued an additional 1,290,334 shares of its common stock to related parties for services, which was valued at estimated fair value of $943,530 (weighted average $.99 per share) based on quoted market prices on the date of the transaction.

During the fiscal year ended January 2005, the Company issued an additional 10,302,500 shares of its common stock to related parties for services, which were valued at estimated fair value of $691,550 (weighted average $.08 per share) based on quoted market prices on the date of the transaction.

The Company also issued stock and warrants with a private placement memorandum in 2005. The Company was authorized to sell up to a maximum of 50 Units, with each Unit consisting of either: (1) 200,000 Rule 144 restricted common shares;
(2) 100,000 Rule 144 restricted common shares plus a separate warrant entitling the holder to purchase up to 50,000 shares of free trading stock exercisable at $0.10 per share for a period of two years from the date of investment pursuant to the terms and conditions of the warrant; or (3) a warrant for 167,000 shares of free trading stock exercisable at $0.02 per share with each warrant convertible into 1.5 shares of stock exercisable for a period of two years from the date of the investment, but not prior to six months from the date of investments pursuant to the terms and conditions of the warrant (each, a "Unit"). The selection of Unit Type 1, Unit Type 2 or Unit Type 3 (or a

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

combination thereof with the approval of the Company) was at the option of the investor. The Company issued 2,300,000 shares of common stock under the private placement memorandum. Warrants issued were as follows:

              Exercise Price        Expires FYE            Number
              --------------        -----------         ------------
                   $.10                2007                 150,000
                   $.02                2007               6,768,000


During the year ending January 31, 2005, the company issued common stock by debenture conversions, exercise of warrants, and subscribed stock as described above in Note 7.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended January 31, 2005, the Company incurred legal fees with a law firm, in which the Company's CEO is a partner, in the amount of $186,617, all of which is unpaid at year-end.

A director of the Company is the president of a significant business related to the Company because it provides third party processing and technology to the Company as part of its stored value card programs.

NOTE 10 - INCOME TAXES

As of January 31, 2005, the Company had approximately $3,900,000 of net operating loss carryover that expires in 2023 through 2025. A change in the ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had an estimated deferred tax asset of $359,000 related to the net operating loss carryover, including an addition of $138,000 for the current year. Carryforwards previously incurred by the Company are not available due to restrictions when ownership changes. A valuation allowance has been provided for the total amount of the deferred tax asset, including the current year addition, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

The overall effective tax rate differs from the Federal statutory tax rate for the year ended January 31, 2005 as follows:

                                                               % of Pre-tax
                                                               income (loss)
                                                             ----------------
          Tax provision based on Federal statutory rate              34.0%
          State tax, net of Federal benefit                           2.3%
          Surtax exemption                                          (27.1%)
                                                             ----------------
          Estimated tax rate                                          9.2%
          Valuation allowance                                        (9.2%)
                                                             ----------------
          Effective tax rate                                          0.0%
                                                             ================

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTE 11 - CONCENTRATION OF RISK

Through its subsidiary Direct Card Services, LLC, the Company is dependent on a marketing agreement with a major bank for its future revenue regarding bankcard processing. In addition, through its subsidiary Direct Card Services, LLC, the Company is also dependent upon two other banks for its stored value (debit) card business.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company rents its office space on a month-to-month basis.

In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements included five stored value card programs - (1) the DCS Personal Advantage Media Card; (2) the La Raza Personal Advantage Media Card; (3) the La Vida Buena Card (4) Power 92 and (5) Super A Foods. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units. To date, the Company has paid a total of $183,350 against these minimum orders, leaving balances due under each account as follows: DCS Personal Advantage Media Card - $34,000; La Raza Personal Advantage Media Card - $26,875; Power 92 - $14,535 and Super A Foods - $45,050.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to year-end, the Company issued 11,378,985 shares of common stock under the conversion provisions of the debenture payable and the exercise of related warrants.

On March 14, 2005, the Company issued 4,575,000 shares of unrestricted stock under the Company's S-8 Registration statement for services.

On March 17, 2005, the Company authorized and approved issuance of 2,725,000 shares of Rule 144 restricted common stock for consulting services.

The Company entered into a consulting agreement dated March 8, 2005. The consulting company will provide services with regard to acquisition, financing, and company goals and structure. The consultant will receive a monthly fee in the amount of $5,000 and a percentage (finders fee) of investment proceeds identified by the consultant.

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

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

During 2004, the FASB issued SFAS No. 151, "Inventory costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment". These statements are effective for periods after these financial statements. We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

NAME                      AGE   POSITION
----                      ---   --------
T. Randolph Catanese(1)   47    Chief Executive Officer, Acting CFO and Director
Douglas Hume              33    Director
Edward Kim                36    Director

(1) On March 1, 2005, Ted Kozub resigned as our Chief Executive Officer, Chief Financial Officer and Director. There was no disagreement or dispute between Mr. Kozub and our company which led to his resignation. On March 1, 2005, our Board of Directors appointed T. Randolph Catanese as our Chief Executive Officer, Acting Chief Financial Officer and Director. There are no understandings or arrangements between Mr. Catanese and any other person pursuant to which Mr. Catanese was selected as a Director. Mr. Catanese presently does not serve on any committee of our Board of Directors. Mr. Catanese may be appointed to serve as a member of a committee although there are no current plans to appoint him to a committee as of the date hereof. Mr. Catanese does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer.

T. RANDOLPH CATANESE, CHIEF EXECUTIVE OFFICER, ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR SINCE MARCH 2005. From 1999 to the present, Mr. Catanese has been practicing as an attorney in the State of California and is an active member of the California Bar Association. In this capacity, Mr. Catanese has represented clients in general business and commercial matters. In May of 2002 he founded Direct Card Services, LLC, a wholly owned subsidiary of Direct Response Financial Services, Inc. Mr. Catanese has acted as Managing Member of Direct Card Services, LLC since its inception. Mr. Catanese graduated from the University of Arizona with a Bachelor of Arts degree in 1980. Additionally, Mr. Catanese attended Pepperdine University School of Law where he received his Juris Doctorate in 1983.

DOUGLAS R. HUME, ESQ. Mr. Hume has served as general counsel to our company over the past fiscal year. He is a member of the California Bar Association. He will continue to act as general counsel to our company.

EDWARD KIM, DIRECTOR. Edward Kim is currently the President of Optimum Pay USA, Inc. Optimum Pay is a significant business partner to us as it provides third party processing and technology to us as part of its stored value card programs. Mr. Kim is also the co-managing member of Direct Card Services, LLC, a subsidiary of our company.

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

The following tables set forth certain information regarding our President and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending January 31, 2005, 2004 and 2003:

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                           Other
                                                           Annual      Restricted    Options       LTIP
   Name & Principal                Salary       Bonus      Compen-       Stock         SARs(#)     Payouts   All Other Comp-
       Position           Year       ($)         ($)     sation ($)    Awards ($)                    ($)     ensation($)(1)
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
T. Randolph Catanese,     2005        0           0           0          75,000          0            0             0
CEO, President, Acting    2004        0           0           0             0            0            0             0
CFO and Director
(Effective as of March    2003        0           0           0            0             0            0             0
1, 2005)
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
Ted Kozub, CFO, CEO       2005      14,000        0           0            0             0            0           12,500
and Director              2004       9,000        0           0           27,500         0            0            2,500
(Effective as of April    2003        0           0           0          250,000         0            0             0
6, 2003)
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
Gregory C. Rotelli,       2005   0                0           0            0             0            0             0
President and Director    2004   0                0           0            0             0            0             0
(Effective as of April    2003   0                0           0          250,000         0            0             0
6, 2003)
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------

(1) - Includes unrestricted stock awards issued pursuant to S-8 registration.

No options were granted or exercised during our fiscal year ended January 31, 2005.

Directors and Committee Members did not receive compensation from us during the fiscal year ending January 31, 2005.

During the fiscal year ending January 31, 2005, the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

Other than base salaries, there were no additional compensation plans or policies in place for any executive officer as of January 31, 2005. Restricted stock compensation to officers was issued in lieu of salary and approved by the Board of Directors. Unless noted, all stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

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

On March 1, 2005, Ted Kozub resigned as our Chief Executive Officer, Chief Financial Officer and Director. As part of the resignation, Mr. Kozub's Key Executive Employment Agreement dated April 4, 2003, was terminated. On March 1, 2005, our Board of Directors appointed T. Randolph Catanese as our Chief Executive Officer, Acting Chief Financial Officer and Director. We have not finalized the terms of Mr. Catanese's employment agreement as of the date hereof.

No employment agreements exist or are currently contemplated.

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

Except as otherwise noted, each person's address is c/o Direct Response Financial Services, Inc., 2899 Agoura Road, #115, Westlake Village, CA 91361.

                   NAME AND ADDRESS             NUMBER OF         PERCENTAGE OF
TITLE OF CLASS     OF BENEFICIAL OWNER          SHARES            CLASS
--------------     -------------------          -----------       -------------

Common Stock       T. Randolph Catanese         3,592,800                 4.65%

Common Stock       Douglas R. Hume              1,147,199                 1.49%

Common Stock       Edward Kim                   1,100,000                 1.42%

Common Stock       Officers and directors
                    as a group of 3             5,839,999                 7.56%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We received an advance from a stockholder in the amount of $20,825 evidenced by a promissory note. The note is unsecured, bears 6% interest, and is due April 16, 2006.

We have incurred legal fees with a law firm, in which a partner is also the Chief Executive Officer of the Company and manager of one of our subsidiaries, in the amount of $186,617, all of which is unpaid.

ITEM 13. EXHIBITS

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

                               MATERIAL CONTRACTS

10.1 Amendment to the Limited Liability Company Agreement of Direct Card Services, LLC

10.2     Option to Purchase Agreement (LLC) with T. Randolph
         Catanese(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.3     Management Consulting Agreement with Anecius Holding
         Company(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.4 Ted Kozub Employment Agreement(Incorporated by reference to our Form 10KSB filed with the SEC on May 27, 2003, File No. 333-52268).

10.5 WNCR Consulting Agreement dated January 20, 2004 (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.6 MDU with ROI Media Solutions (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.7 KLAX FM Radio Marketing Agreement dated February 12, 2004 (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.8 KKFR Radio Marketing Agreement (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.9 Agent Agreement (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.10 La Jolla Addendum (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.11 La Jolla Addendum to convertible debenture (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.12 Approved Sales Program Agreement (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.13 Approved Sales Program Agreement dated January 5, 2004 (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.14 Floyd Cochran Consulting Agreement dated January 20, 2004 (Incorporated by reference to our Form 10KSB filed with the SEC on April 30, 2004, File No. 333-52268).

10.15 Addendum to Convertible Debenture and Warrant between the Company and La Jolla dated November 8, 2004 (filed herewith)

10.16 Strategic Alliance Agreement between Direct Card Services, LLC and Info Touch USA, Inc. dated December 7, 2004 (filed herewith).

10.17 Agreement for Custom Pre-Paid Stored Value Debit Card between the Company and Super A Foods, Inc. dated February 21, 2005 (filed herewith).

10.18 Letter of Understanding between Direct Card Services, LLC and ROI Media Solutions, LLC dated February 24, 2005(filed herewith).

10.19 Joint Marketing Agreement between the Company, Direct Card Services, LLC and del Rey Financial, Inc. dated February 23, 2005(filed herewith).

10.20 Letter Agreement between Direct Card Services, LLC, Optimum Pay USA, Inc. and Poder de Compra, Mexico, SA dated March 24, 2005(filed herewith).

10.21 Consulting Services Agreement between the Company and GMCRNet.com, Inc. dated March 11, 2005(filed herewith).

31.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to Sarbanes Oxley Section 302.

32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Miller and McCollom billed us $13,750 for services rendered for the audit of our annual consolidated financial statements for the year ended January 31, 2005 included in this Form 10KSB.

ALL OTHER FEES

The aggregate fees billed by Miller and McCollom for services rendered to the Company, other than services covered in "Audit Fees" for the fiscal year ended January 31, 2005 were $0. Miller and McCollom did not perform any services which directly or indirectly related to the operation of, or supervision of the operation of, our information systems or management of our local area network.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIRECT RESPONSE FINANCIAL SERVICES, INC.

BY: /s/ T. Randolph Catanese
--------------------------------------
T. Randolph Catanese, CEO, Acting CFO

May 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                       TITLE                             DATE
            ----                       -----                             ----

/s/ T. Randolph Catanese           CEO, CFO and Director             May 2, 2005
---------------------------
T. Randolph Catanese


/s/ Douglas Hume                   Director                          May 2, 2005
---------------------------
Douglas Hume


/s/ Edward Kim                     Director                          May 2, 2005
---------------------------
Edward Kim