Form 10QSB
period 2005-04-30
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2005-06-14
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                 For the quarterly period ended: April 30, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                       OF
                      1934 For the transition period ended

                        Commission file number 333-52268

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
           (Exact name of small business as specified in its charter)

                                    COLORADO
                                    --------
                         (State or other jurisdiction of
                         incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| YES |_| NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 77,240,335 as of June 13, 2005.

Transitional Small Business Disclosure Format: |_| YES |X| NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2005

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS AND NOTES                                F-1 - F-6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION           3
ITEM 3. - CONTROLS AND PROCEDURES                                              5

PART II.  OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS                                                    6
ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          6
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES                                      6
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  6
ITEM 5. - OTHER INFORMATION                                                    6
ITEM 6. - EXHIBITS                                                             6
SIGNATURES                                                                     7

                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 April 30, 2005

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

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Notes to Consolidated Financial Statements                                   F-5

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS
                                                                      April 30,        January 31,
                                                                         2005              2005
                                                                     (Unaudited)         (Note 1)
                                                                     -----------       -----------
CURRENT ASSETS
    Cash                                                             $       631       $    49,993
    Accounts Receivable                                                       88             9,472
    Inventory                                                             58,000            58,000
    Deposit                                                                2,287             2,500
    Prepaid Expense                                                       61,750            12,850
                                                                     -----------       -----------
           Total current assets                                          122,756           132,815

PROPERTY AND EQUIPMENT
    Net of $1,005 and $893 depreciation at April 30, 2005 and              1,228             1,340
    January 31, 2005
OTHER ASSETS
    Investments                                                          200,000           200,000
                                                                     -----------       -----------
           Total assets                                              $   323,984       $   334,155
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $   121,796       $    47,738
    Accounts payable - related party                                     504,938           494,612
    Bank overdraft                                                        28,272                --
    Shareholder deposit                                                  130,000           200,000
    Advances from stockholders, current portion                          222,532           222,532
                                                                     -----------       -----------
           Total current liabilities                                   1,007,538           964,882
                                                                     -----------       -----------
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                     159,228           191,384
    Advances from related party                                           31,099            26,435
    Debenture payable                                                    103,342           121,500
                                                                     -----------       -----------
           Total liabilities                                           1,301,207         1,304,201

Commitments and contingencies                                                 --                --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 77,256,335 and 58,577,350 shares issued and
      outstanding at April 30, 2005 and January 31, 2005               4,058,301         3,519,798
      Common stock warrants                                              140,106           140,106
      Subscribed stock                                                  (735,824)         (735,824)
    (Deficit) accumulated during the development stage                (4,439,806)       (3,894,126)
                                                                     -----------       -----------
           Total stockholders' equity (deficit)                         (977,223)         (970,046)
                                                                     -----------       -----------
           Total liabilities and stockholders' equity (deficit)      $   323,984       $   334,155
                                                                     ===========       ===========

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three                Three            April 24, 2002
                                                        Months               Months            (inception)
                                                        Ending               Ending              through
                                                       April 30,            April 30,           April 30,
                                                         2005                 2004                2005
                                                    --------------       --------------       --------------
Revenues                                            $           19       $          263       $       14,428
Cost of sales                                                   --                   --                5,470
                                                    --------------       --------------       --------------
    Gross Profit                                                19                  263                8,958

Costs and Expenses:
    Consulting expense paid by issuing stock               270,000               68,092            2,740,705
    Consulting expense paid by cash                         51,000                   --              167,948
    Professional fees                                       67,997               85,218              613,694
    Advertising and marketing                                3,295               19,091              106,348
    General and administrative                             141,533               29,873              633,549
    Rent                                                     6,000                6,000               70,856
                                                    --------------       --------------       --------------
    Total                                                  539,825              208,274            4,333,100

Earnings (loss) from operations                           (539,806)            (208,011)          (4,324,142)

Interest expense                                            (5,874)             (15,281)             (55,664)
Loss on investment                                              --                   --              (60,000)
                                                    --------------       --------------       --------------

Net (loss)                                          $     (545,680)      $     (223,292)      $   (4,439,806)

(Loss) per share                                    $         (.01)      $            *       $         (.12)

Weighted average shares outstanding                     71,184,796           19,706,286           38,457,432

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                         April 24,
                                                                  Three               Three                2002
                                                                  Months              Months            (inception)
                                                                  Ending              Ending              through
                                                                 April 30,           April 30,           April 30,
                                                                   2005                2004                2005
                                                              --------------      --------------      --------------
Cash flows from operating activities:
  Net (loss)                                                  $     (545,680)     $     (223,292)     $   (4,439,806)
  Non-cash items included in net (loss):
    Depreciation                                                         112                 111               1,005
    Expenses paid by issuing stock                                   270,000                  --           2,635,580
    Loss on investment                                                    --                  --              60,000
  Net change in operating assets and liabilities:
    Accounts receivable                                                9,384                  --                 (88)
    Prepaid expenses and deposits                                    (53,937)             95,346             (19,287)
    Inventory                                                             --              (7,000)            (58,000)
    Accounts payable and accrued liabilities                          50,268             (59,990)            626,734
                                                              --------------      --------------      --------------
Net cash (used) by operating activities                             (269,853)           (194,825)         (1,193,862)

Cash flows from investing activities:
  Purchase of investments                                                 --                  --            (260,000)
  Purchase of property and equipment                                      --                  --              (2,233)
                                                              --------------      --------------      --------------
Net cash (used) by investing activities                                   --                  --            (262,233)

Cash flows from financing activities:
  Repayment of loans --related parties                                    --             (23,067)            (19,417)
  Proceeds from shareholder deposit                                       --             130,000             360,000
  Proceeds from loans payable - related parties                        6,624                  --             432,276
  Proceeds from common stock warrants                                     --                  --             140,106
  Proceeds from issuance of common stock                             185,595             125,000             415,489
  Proceeds from debenture                                                 --                  --             100,000
  Bank overdraft                                                      28,272                  --              28,272
                                                              --------------      --------------      --------------
Net cash provided by financing activities                            220,491             231,933           1,456,726
                                                              --------------      --------------      --------------
Net increase (decrease) in cash                                      (49,362)             37,108                 631
Cash at beginning of period                                           49,993                 250                  --
                                                              --------------      --------------      --------------
Cash at end of period                                         $          631              37,358                 631
                                                              ==============      ==============      ==============

Supplemental disclosure of cash flow information:
Noncash transactions
    Note payable issued for acquisition of  investment                    --                  --             220,000
Cash paid during the period for:
   Interest                                                   $           --      $           --      $       10,193
   Income taxes                                               $           --      $           --      $           --

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Financial Statements

The accompanying consolidated financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2005 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for January 31, 2005 were taken from the audited financial statements of that date.

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

Note 3 - Stock transactions

In accordance with an addendum to the Company's convertible debenture and warrant to purchase common stock the Company issued 11,378,985 shares of stock to the holder of the debenture and converted $18,158 of the debenture to common stock, reduced shareholder deposit by $70,000 and received $185,595. (approximately $.02 per share)

During the first fiscal quarter the Company issued 7,300,000 shares of common stock, valued at $270,000 ($.04 and $.03 per share) based on market price on the transaction date, for services.

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

Poder de Compra, Mexico, S.A., is a Mexico-based financial services provider that has reached an agreement with Direct Response in order to reach the U.S. Hispanic market. Poder de Compra is a well-established financial group that focuses on financial services in Mexico, with a specific mission to grow its services in managing remittances from Mexicans working abroad. The group is affiliated with leading institutions including HSBC Bank and Insurance Company in Mexico, Monterey Bank, Verizon, the U.S. Hispanic Chamber of Commerce and others. Poder the Compra has recently purchased 50,000 debit cards from Direct Card Services. This order is considered an initial purchase, which may be followed by several additional purchases. The initial payment of $250,000 to be made for the cards is to be to Direct Card Services, Direct Response's subsidiary. Additional transaction revenue is expected from these 50,000 cards.

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

Subsequent to the end of the fiscal quarter, The Company, through its subsidiary Direct Card Services, LLC, began offering the DCS Personal Advantage Media Card via the Internet at a website owned by Direct Card Services located at www.dcsmediacard.com.

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

o Agent Agreement with CardService International - The Company continues to operate under its Non-Exclusive, Non-Registered Agent Agreement with CardService International, Inc. This agreement allows the Company access to an additional card processor, providing another option for the Company when referring merchant card processing business.

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

DIRECT RESPONSE FINANCIAL SERVICES, INC.


                     BY: /s/ T. Randolph Catanese
                     -------------------------------------
                     T. Randolph Catanese, CEO, Acting CFO

                     Dated: June 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                       TITLE                           DATE
            ----                       -----                           ----


/s/ T. Randolph Catanese           CEO, CFO and Director           June 14, 2005
---------------------------
T. Randolph Catanese


/s/ Douglas Hume                   Director                        June 14, 2005
---------------------------
Douglas Hume


/s/ Edward Kim                     Director                        June 14, 2005
---------------------------
Edward Kim