Form 10QSB
period 2005-07-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2005-09-14
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  For the quarterly period ended: July 31, 2005

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                 For the transition period ended _______________

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

                                  818-735-3726
                               (Telephone Number)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| YES |_| NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 79,661,924 as of September 14, 2005.

Transitional Small Business Disclosure Format: |_| YES |X| NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2005

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

                                  July 31, 2005

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

         Consolidated Statements of Operations                           F-3

         Consolidated Statements of Cash Flows                           F-4

         Notes to Consolidated Financial Statements                      F-5

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                                                      July 31,      January 31,
                                                                                        2005            2005
                                                                                     (Unaudited)      (Note 1)
                                                                                     -----------    -----------
CURRENT ASSETS
    Cash                                                                             $        --    $    49,993
    Accounts Receivable                                                                       88          9,472
    Inventory                                                                             58,000         58,000
    Deposit                                                                                2,287          2,500
    Prepaid Expense                                                                       35,100         12,850
                                                                                     -----------    -----------
           Total current assets                                                           95,475        132,815

PROPERTY AND EQUIPMENT
    Net of $1,116 and $893 depreciation at July 31, 2005 and                               1,116          1,340
    January 31, 2005
OTHER ASSETS
    Investments                                                                          200,000        200,000
                                                                                     -----------    -----------
           Total assets                                                              $   296,591    $   334,155
                                                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                            $   171,025         47,738
    Accounts payable - related party                                                     550,235        494,612
    Bank overdraft                                                                        25,569             --
    Debenture payable                                                                    102,342        121,500
    Shareholder deposit                                                                  140,000        200,000
    Advances from stockholders, current portion                                          222,532        222,532
                                                                                     -----------    -----------
           Total current liabilities                                                   1,211,703      1,086,382
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                                     159,228        191,384
    Advances from related party                                                           36,338         26,435
                                                                                     -----------    -----------
           Total liabilities                                                           1,407,269      1,304,201

Commitments and contingencies                                                                 --             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 77,256,335 and 58,577,350 shares issued and
      outstanding at April 30, 2005 and January 31, 2005                               4,049,301      3,519,798
      Common stock warrants                                                              140,106        140,106
      Subscribed stock                                                                  (735,824)      (735,824)
    (Deficit) accumulated during the development stage                                (4,564,261)    (3,894,126)
                                                                                     -----------    -----------
           Total stockholders' equity (deficit)                                       (1,110,678)      (970,046)
                                                                                     -----------    -----------
           Total liabilities and stockholders' equity (deficit)                      $   296,591    $   334,155
                                                                                     ===========    ===========

                   DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                                                                     April 24, 2002
                                                       Six Months      Six Months     (inception)
                                                      Ending July      Ending July   through July 31,
                                                        31, 2005        31, 2004          2005
                                                       ------------    ------------    ------------
Revenues:
         Sales                                         $         97    $      9,083    $     14,506
         Consulting income                                   10,000              --          10,000
                                                       ------------    ------------    ------------
         Total                                               10,097           9,083          24,506
Cost of sales                                                    --           4,073           5,470
                                                       ------------    ------------    ------------
                  Gross Profit                               10,097           5,010          19,036

Costs and Expenses:
                  Consulting expense paid by issuing        284,000         262,392       2,754,705
                  stock
                  Consulting expense paid by cash            63,584              --         180,532
                  Professional fees                         154,125         122,597         699,822
                  Advertising and marketing                  42,393          15,768         145,446
                  General and administrative                112,580         111,624         604,596
                  Rent                                       12,000          12,000          76,856
                                                       ------------    ------------    ------------
                  Total                                     668,682         524,381       4,461,957
                                                       ------------    ------------    ------------

Earnings (loss) from operations                            (658,585)       (519,371)     (4,442,921)

Interest expense                                            (11,550)        (23,328)        (61,340)
Loss on investment                                               --              --         (60,000)
                                                       ------------    ------------    ------------

Net (loss)                                             $   (670,135)   $   (542,699)   $ (4,564,261)

(Loss) per share                                       $       (.01)   $       (.03)   $       (.14)


Weighted average shares outstanding                      71,216,136      20,458,720      32,651,219

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months    Three Months
                                                       Ending July      Ending July
                                                         31, 2005        31, 2004
                                                       ------------    ------------
Revenues:
         Sales                                         $         78    $      8,820
         Consulting income                                   10,000              --
                                                       ------------    ------------
         Total                                               10,078           8,820
Cost of sales                                                    --           4,073
                                                       ------------    ------------
                  Gross Profit                               10,078           4,747

Costs and Expenses:
                  Consulting expense paid by issuing
stock                                                        14,000         194,300
                  Consulting expense paid by cash            12,584              --
                  Professional fees                          86,128          37,379
                  Advertising and marketing                  39,098          (3,323)
                  General and administrative                (28,953)         81,751
                  Rent                                        6,000           6,000
                                                       ------------    ------------
                  Total                                     128,857         316,107
                                                       ------------    ------------

Earnings (loss) from operations                            (118,779)       (311,360)

Interest expense                                             (5,676)         (8,047)
                                                       ------------    ------------

Net (loss)                                             $   (124,455)   $   (319,407)

(Loss) per share                                       $       (.00)   $       (.01)


Weighted average shares outstanding                      77,720,470      21,306,764

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                     Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                             April 24,
                                                                Six             Six           2002
                                                               Months         Months       (inception)
                                                               Ending         Ending         through
                                                               July 31,       July 31,       July 31,
                                                                2005           2004           2005
                                                             -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                          $  (670,135)   $  (542,699)   $(4,564,261)
         Non-cash items included in net (loss):
                  Depreciation                                       223            223          1,116
                  Expenses paid by issuing stock                 270,000        179,500      2,635,580
                  Loss on investment                                  --             --         60,000
         Net change in operating assets and liabilities:
                  Accounts receivable                              9,384         (8,133)           (88)
                  Prepaid expenses and deposits                  (27,287)        78,220          7,363
                  Inventory                                           --         (3,904)       (58,000)
                  Accounts payable and accrued liabilities       144,795         10,735        721,261
                                                             -----------    -----------    -----------
Net cash (used) by operating activities                         (273,020)      (286,058)    (1,197,029)

Cash flows from investing activities:
         Purchase of investments                                      --             --       (260,000)
         Purchase of property and equipment                           --             --         (2,233)
                                                             -----------    -----------    -----------
Net cash (used) by investing activities                               --             --       (262,233)

Cash flows from financing activities:
         Repayment of loans --related parties                         --        (34,817)       (19,417)
         Proceeds from shareholder deposit                            --        100,000        360,000
         Proceeds from loans payable - related parties            11,863             --        437,515
         Proceeds from common stock warrants                          --             --        140,106
         Proceeds from issuance of common stock                  185,595        225,000        415,489
         Proceeds from debenture                                      --             --        100,000
         Bank overdraft                                           25,569             --         25,569
                                                             -----------    -----------    -----------
Net cash provided by financing activities                        223,027        290,183      1,459,262
                                                             -----------    -----------    -----------
Net increase (decrease) in cash                                  (49,993)         4,125             --
Cash at beginning of period                                       49,993            250             --
                                                             -----------    -----------    -----------
Cash at end of period                                        $        --          4,375             --
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Noncash transactions
    Note payable issued for acquisition of  investment                --             --        220,000
Cash paid during the period for:
   Interest                                                  $        --    $        --    $    10,193
   Income taxes                                              $        --    $        --    $        --

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

During the second fiscal quarter the Company issued 696,203 shares of common stock, valued at $11,000 (approximately $.02 per share).

Note 4 - Stock Options

On July 28, 2005, the first order of business for the board of directors was the ratification and approval of the 2005 Incentive Stock Option Plan. The plan shall be supported with a proper Form S-8 filing. Stock option grants will be made to the board of directors to bring the ownership of the Company stock to 42% taking into account the total shares already owned by such individuals on the date of the grant. The exercise price per share is to be ($.01). The president of the Company may convert any part or the entirety of his outstanding loan to the Company or any amounts due the law firm engaged by the Company into stock options with an exercises price of ($.01).

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Subsequent Events

On August 15, 2005, the Company entered into an addendum to the agreement with the debenture holder. The addendum provided the debenture holder would cancel the certificate for 20,000,000 restricted shares it was holding and the Company would issue twenty unrestricted certificates to the debenture holder for 1,000,000 shares each. The debenture holder would wire $45,000 to the Company which would represent a shareholder deposit. The debenture holder would submit a conversion for $1,354 and the Company could issue the related shares ($1,000,000) to a third party of its choice for investor relations for which the debenture holder would receive a $20,000 shareholder deposit. The debenture holder agreed that for every warrant conversion from the date of the debenture, it would fund no less than 60% in cash to the Company with the remaining 40% to go toward paying off the shareholder deposit balances. It is the intention of the parties that the debenture holder will fund $300,000 to the Company through shareholder deposits by September 15, 2005, with a goal of $75,000 per week of funding, subject to appropriate market conditions such as, but not limited to, the trading volume in the Company's common stock.

During August 2005, the Company refunded four Units in the amount of $20,000 from the Private Placement Memorandum to three investors.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends January 31. In this annual report, references to "Direct Response," "the Company," "we," "us," and "our" refer to Direct Response Financial Services, Inc. and its subsidiary. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

o Poder de Compra, Mexico, S.A., is a Mexico-based financial services provider that has reached an agreement with Direct Response in order to reach the U.S. Hispanic market. Poder de Compra is a well-established financial group that focuses on financial services in Mexico, with a specific mission to grow its services in managing remittances from Mexicans working abroad. The group is affiliated with leading institutions including HSBC Bank and Insurance Company in Mexico, Monterey Bank, Verizon, the U.S. Hispanic Chamber of Commerce and others. Poder de Compra has recently purchased 50,000 debit cards from Direct Card Services. This order is considered an initial purchase, which may be followed by several additional purchases. The initial payment of $250,000 to be made for the cards is to be to Direct Card Services, Direct Response's subsidiary. Additional transaction revenue is expected from these 50,000 cards. Since the date of the order Poder de Compra has been working directly with Optimum Pay, Inc. in furtherance of the contract. Accordingly, Direct Card Services will have a decreased share in the revenue expected from these card sales as Optimum Pay, Inc. will have a greater share of the anticipated revenue. As of this date the exact revenue split between Optimum Pay, Inc. and Direct Card Services has yet to be confirmed.

o Optimum Pay, Inc.- In addition to its pre-existing relationship as a 2% owner of all outstanding equity in Optimum Pay USA, Inc. the Company, through its subsidiary Direct Card Services, LLC, entered into several agreements with OP for issuance and approval of debit card programs. These agreements include three existing card programs - (1) the DCS Personal Advantage Media Card; (2) the Super A Stored Value Card; and (3) the Power 92 Stored Value Media Card. Under each of these agreements, the Company is committed to purchase a minimum order of 5,000 cards/units.

Direct Card Services has acted to implement and begin the Super A Stored Value Card program. These actions include the ordering of 14 point of sale units for distribution among the 14 Super A grocery stores located in Los Angeles, California. The Company will deploy the units as part of its DirectLoad Network(TM), a proprietary debit card and electronic funds network of Direct Card Services.

The Company, through its subsidiary Direct Card Services, LLC, has continued offering the DCS Personal Advantage Media Card via the Internet at a website owned by Direct Card Services located at www.dcsmediacard.com.

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

o Agent Agreement with CardService International - The Company continues to operate under its Non-Exclusive, Non-Registered Agent Agreement with CardService International, Inc. This agreement allows the Company access to a card processor for the referral of merchant card processing business.

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

To date, La Jolla has converted $51,013 of the debenture, leaving a debenture balance of $98,987. There are currently three sets of warrant pre-payment balances with La Jolla: (1) the June 29, 2004, addendum warrant pre-payment balance is currently at $30,000; (2) the November 9, 2004, addendum warrant pre-payment balance is currently at $133,455; and the August 15, 2005, addendum warrant pre-payment balance is currently at $20,000.

To date, La Jolla has been issued 12,768,161 shares and La Jolla currently holds in trust 439,547 of the 2,000,000 shares delivered to La Jolla under the June 29, 2004, addendum.

Subsequent Events

On August 15, 2005, the Company and La Jolla Cove Investors entered into an Addendum to the debenture which provided the following: (a) La Jolla would cancel the certificate being held by its attorney in the amount of 20,000,000 shares received pursuant to the November 9, 2004, Addendum and the Company would issue replacement certificates in the form of twenty unrestricted certificates for 1,000,000 each to La Jolla to be held in trust by La Jolla's attorney pending future debenture conversions; (b) La Jolla would provide a $45,000 pre-payment to the Company against future warrant conversions (to be credited to the November 9, 2004, addendum pre-payment balance); (c) LJCI would submit a warrant conversion in the amount of $1,354 for which shares could be issued by the Company to a third party for investor relations services in exchange for which La Jolla received a $20,000 warrant pre-payment credit; and (d) the Company has the right to redeem any pre-paid warrant credits for 125% of the outstanding amount of such credits.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On or about August 19, 2005, the Securities and Exchange Commission halted trading in the stock of a pink sheet company called GSB Financial Services, Inc. (hereinafter "GSBF"). Trading was suspended based upon an investigation by the SEC involving certain brokerage activities, among other things, involving GSBF's CEO and President and a certain shareholder of GSBF. Following this event on September 6, 2005, the CEO and President of GSBF made a demand upon the Company to publicly announce the existence of an alleged revenue sharing agreement between Direct Card Services, LLC, a division of the Company, and GSBF. The Company has undertaken a legal review of whether or not there exists a legally enforceable agreement between GSBF and Direct Card Services for the sharing of any revenue. Based upon the Company's legal review of its documents the Company takes the position that the purported agreement for the claimed revenue sharing is incomplete and not fully subscribed by authorized signatories for GSBF and Direct Card Services. Nevertheless, even if the purported agreement were determined to be properly subscribed and executed the Company believes that GSBF has materially breached the terms of the purported agreement thereby legally suspending any obligations of the Company to GSBF following such material breach of the purported agreement. Notwithstanding the same, if the matter were litigated there can be no assurance that a court or a jury may find in favor of the Company. In the event of an unfavorable ruling against the Company, the Company would be required to share up to ten percent (10%) of all gross receipts from Direct Card Services' activities for a period of five (5) years with GSBF. At this time there is no pending nor threatened litigation from GSBF against the Company of and concerning the above.

ITEM 6. EXHIBITS

10.1 Settlement Agreement dated as of June 21, 2002 by and among the parties listed on the signature pages thereto.

10.2 Amendment to the Settlement Agreement dated as of May 22, 2003 by and among the parties listed on the signature pages thereto.

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

Dated: September 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                       TITLE                           DATE
            ----                       -----                           ----

/s/ T. Randolph Catanese           CEO, CFO and Director      September 14, 2005
---------------------------
T. Randolph Catanese

/s/ Douglas Hume                   Director                   September 14, 2005
---------------------------
Douglas Hume

/s/ Edward Kim                     Director                   September 14, 2005
---------------------------
Edward Kim