Form 10QSB
period 2005-10-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2005-12-20
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 74,082,835 as of December 19, 2005.

Transitional Small Business Disclosure Format: |_| YES |X| NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 2005



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

                         INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                    CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                October 31, 2005

                                                                           Page


Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Operations                                   F-3-F-4

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-6

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS

                                                                                      October 31,         January 31,
                                                                                         2005                 2005
                                                                                      (Unaudited)           (Note 1)
                                                                                     ---------------    ---------------
CURRENT ASSETS
    Cash                                                                             $            --    $        49,993
    Net  investment in capital leases                                                         17,934                 --
    Accounts receivable                                                                           --              9,472
    Inventory                                                                                 58,000             58,000
    Deposit                                                                                       --              2,500
    Prepaid expense                                                                           35,100             12,850
                                                                                     ---------------    ---------------
           Total current assets                                                              111,034            132,815

PROPERTY AND EQUIPMENT
    Net of $1,228 and $893 depreciation at October 31, 2005                                    1,005              1,340
    and January 31, 2005
OTHER ASSETS
    Investments                                                                              200,000            200,000
                                                                                     ---------------    ---------------
           Total assets                                                              $       312,039    $       334,155
                                                                                     ===============    ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                            $       129,866    $        47,738
    Accounts payable - related party                                                         647,116            494,612
    Bank overdraft                                                                             2,830                 --
    Debenture payable                                                                         92,987            121,500
    Shareholder deposit                                                                      139,455            200,000
    Advances from stockholders, current portion                                              222,532            222,532
                                                                                     ---------------    ---------------
           Total current liabilities                                                       1,234,786          1,086,382
LONG TERM LIABILITIES
    Advances from stockholders, less current portion                                         159,228            191,384
    Advances from related party                                                               43,594             26,435
                                                                                     ---------------    ---------------
           Total liabilities                                                               1,437,608          1,304,201

Commitments and contingencies                                                                     --                 --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 71,767,680 and 58,577,350 shares issued and
      outstanding at October 31, 2005 and January 31, 2005                                 4,971,221          4,962,818
      Common stock warrants                                                                  115,106            140,106
      Subscribed stock                                                                      (111,824)          (735,824)
    (Deficit) accumulated during the development stage                                    (6,100,072)        (5,337,146)
                                                                                     ---------------    ---------------
           Total stockholders' equity (deficit)                                           (1,125,569)          (970,046)
                                                                                     ---------------    ---------------
           Total liabilities and stockholders' equity (deficit)                      $       312,039    $       334,155
                                                                                     ===============    ===============

                   DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                     Nine Months         Nine Months      April 24, 2002
                                                        Ending             Ending           (inception)
                                                     October 31,         October  31,     through October
                                                        2005               2004               31, 2005
                                                    ---------------    ---------------    ---------------
Revenues:
         Sales                                      $           745    $         9,103    $        15,334
           Less cost of sales                                   418              4,073              5,888
                                                    ---------------    ---------------    ---------------
         Gross Profit                                           327              5,031              9,446
         Finance income                                       1,042                 --              1,042
         Consulting income                                   10,000                 --             10,000
         Other revenue                                          279                 --                 99
                                                    ---------------    ---------------    ---------------
         Total revenue                                       11,648              9,103             20,587

Costs and Expenses:
         Consulting expense paid by issuing stock           284,000            301,550          2,754,705
         Consulting expense paid by cash                     86,084             90,159            203,032
         Professional fees                                  151,289            180,224            696,986
         Advertising and marketing                           79,519             25,411            182,572
         General and administrative                         136,959            140,419            628,975
         Rent                                                18,000             18,000             82,856
                                                    ---------------    ---------------    ---------------
         Total                                              755,851            755,783          4,549,126

Earnings (loss) from operations                            (744,203)          (750,752)        (4,528,539)

Interest expense                                            (18,381)           (30,296)           (68,171)
Loss on investment                                               --                 --            (60,000)
                                                    ---------------    ---------------    ---------------

Net (loss)                                          $      (762,584)   $      (781,048)   $    (4,656,710)

(Loss) per share                                    $          (.01)   $          (.03)   $          (.13)


Weighted average shares outstanding                      68,316,876         22,540,870         34,030,625

                   DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months        Three Months
                                                    Ending October       Ending October
                                                      31, 2005              31, 2004
                                                    ---------------    ---------------
Revenues:
         Sales                                      $           745    $            --
            Less cost of sales                                  418                 --
                                                    ---------------    ---------------
         Gross Profit                                           327                 --
         Finance income                                       1,042                 --
         Other revenue                                          182                 21
                                                    ---------------    ---------------
Total Revenue                                                 1,551                 21

Costs and Expenses:
         Consulting expense paid by issuing stock                --             14,700
         Consulting expense paid by cash                     22,500            114,617
         Professional fees                                   (2,836)            57,647
         Advertising and marketing                           37,126              9,643
         General and administrative                          24,379             28,795
         Rent                                                 6,000              6,000
                                                    ---------------    ---------------
         Total                                               87,169            231,402

Earnings (loss) from operations                             (85,618)          (231,381)

Interest expense                                             (6,831)            (6,968)
Loss on investment                                               --                 --
                                                    ---------------    ---------------

Net (loss)                                          $       (92,449)   $      (238,349)

(Loss) per share                                    $          (.00)   $          (.01)


Weighted average shares outstanding                      66,391,902         25,622,418

                   DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                      April 24,
                                                                 Nine               Nine                2002
                                                                 Months             Months           (inception)
                                                                 Ending             Ending             through
                                                               October 31,        October 31,         October 31,
                                                                  2005                2004              2005
                                                             ---------------    ---------------    ---------------
Cash flows from operating activities:
         Net (loss)                                          $      (762,584)   $      (781,048)   $    (4,656,710)
         Non-cash items included in net (loss):
                  Depreciation                                           335                335              1,228
                  Expenses paid by issuing stock                     270,000            296,150          2,635,580
                  Loss on investment                                      --                 --             60,000
         Net change in operating assets and liabilities:
                  Proceeds net investment leases                      16,410                 --             16,410
                  Accounts receivable                                  9,472             (2,804)                --
                  Prepaid expenses and deposits                      (25,000)            73,025              9,650
                  Inventory                                               --             (3,904)           (58,000)
                  Accounts payable and accrued liabilities           169,830             97,216            746,296
                                                             ---------------    ---------------    ---------------
Net cash (used) by operating activities                             (321,537)          (321,030)        (1,245,546)

Cash flows from investing activities:
         Purchase of investments                                          --                 --           (260,000)
         Purchase of property and equipment                               --                 --             (2,233)
                                                             ---------------    ---------------    ---------------
Net cash (used) by investing activities                                   --                 --           (262,233)

Cash flows from financing activities:
         Proceeds from advances-related parties                       19,119                 --            444,771
         (Repayment) of advances --related parties                        --            (23,693)           (19,417)
         Proceeds from shareholder deposit                            89,000            100,000            449,000
         Proceeds from common stock warrants                         (25,000)                --            115,106
         Proceeds from issuance of common stock                      185,595            285,000            415,489
         Proceeds from debenture                                          --                 --            100,000
         Bank overdraft                                                2,830                 --              2,830
                                                             ---------------    ---------------    ---------------
Net cash provided by financing activities                            271,544            361,307          1,507,779
                                                             ---------------    ---------------    ---------------
Net increase (decrease) in cash                                      (49,993)            40,277                 --
Cash at beginning of period                                           49,993                250                 --
                                                             ---------------    ---------------    ---------------
Cash at end of period                                        $            --             40,527                 --
                                                             ===============    ===============    ===============

Supplemental disclosure of cash flow information:
Noncash transactions
    Note payable issued for acquisition of  investment                    --                 --            220,000
Cash paid during the period for:
   Interest                                                  $            --    $            --    $        10,193
   Income taxes                                              $            --    $            --    $            --

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The Company commenced business operations of Direct2Own, a division of Direct Response Financial Services, Inc on August 1, 2005. Direct2Own is a dba of the Company. A fictitious business name statement was filed by the Company with the Los Angeles County Clerk on July 18, 2005. Direct2Own purchases computers, televisions and other electronic equipment and finances the sales thereof to customers.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. The Company recognizes product revenue from sales upon transfer of title, which occurs following shipment of product and payment thereof has been received and all other revenue recognition criteria are satisfied.

The principal activity of Direct2Own is financing the purchase of computers, televisions and other electronic products. The Company generally receives orders and accepts down payment and twelve monthly payments prior to granting title. The Company treats the activity as a lease financing activity in accordance with FAS 98, Accounting for Leases.

During the third quarter, in connection with the Direct2Own division, a total sales of $58,136 were made during the period and following the receipt of down payments and monthly payments, there were accounts receivable of $40,825 at October 31, 2005 that has been reduced by $22,891of unearned revenue to give a balance of $17,934 of net investment in capital leases.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 3 - Stock transactions

In accordance with an addendum to the Company's convertible debenture and warrant to purchase common stock, the Company issued during the first fiscal quarter 11,378,985 shares of stock to the holder of the debenture and converted $18,158 of the debenture to common stock, reduced shareholder deposit by $70,000 and received $185,595 (approximately $.02 per share).

During the second fiscal quarter the Company issued 696,203 shares of common stock, valued at $11,000 (approximately $.02 per share) for a conversion of the debenture and exercise of warrants.

During the third fiscal quarter the debenture holder converted $8,000 of the debenture and issued warrant shares for a total of 8,815,142 shares of common stock for a value of $88,000 (approximately $.01 per share).

During the third quarter, the Company refunded five Units in the amount of $25,000 from the Private Placement Memorandum to four investors.

During the first fiscal quarter the Company issued 7,300,000 shares of common stock, valued at $270,000 ($.04 and $.03 per share) based on market price on the transaction date, for services.

Note 4 - Convertible Debenture, Shareholder Deposits and Subscribed Stock

During the third fiscal quarter, the debenture holder wired $89,000 to the Company that represents a shareholder deposit.

On August 15, 2005, the Company entered into an addendum to the agreement with the debenture holder. The addendum provided the debenture holder would cancel the certificate for 20,000,000 restricted shares it was holding and the Company would issue twenty unrestricted certificates to the debenture holder for 1,000,000 shares each. The debenture holder returned 16,000,000 of the twenty 1,000,000 shares to the Company. The remaining four 1,000,000 shares certificates continue to be held in escrow.

Conversions of the debenture are described in Note 3.

In the August 15, 2005 addendum, the debenture holder agreed that for every warrant conversion it would fund no less than 60% in cash to the Company with the remaining 40% to go toward paying off the shareholder deposit balances.

Note 5 - Stock Options

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

On July 28, 2005, the first order of business for the board of directors was the ratification and approval of the 2005 Incentive Stock Option Plan. The plan shall be supported with a proper Form S-8 filing. Stock option grants will be made to the board of directors to bring the ownership of the Company stock to 42% taking into account the total shares already owned by such individuals on the date of the grant. The exercise price per share is to be ($.01). The president of the Company may convert any part or the entirety of his outstanding loan to the Company or any amounts due the law firm engaged by the Company into stock options with an exercise price of ($.01).

Note 6 - Restatement of Prior Accumulated Deficit

In connection with the convertible debentures issued January 9, 2003, the Company has recorded $1,443,020 related to a beneficial conversion feature that was imbedded in the debenture. The convertible debentures could have been exercised immediately; therefore the Company should have recorded the difference between the fair value of the debentures and the value of the stock received upon conversion. In order to properly account for the beneficial conversion, the Company has increased common stock and the accumulated deficit by $1,443,020.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends January 31. In this quarterly report, references to "Direct Response," "the Company," "we," "us," and "our" refer to Direct Response Financial Services, Inc. and its subsidiary. Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

o The Company started a new business division known as Direct2Own. This business division commenced operations in August of 2005. The business provides the sale of computers, televisions, cell phones, and other consumer electronics to consumers in the United States with no credit or damaged credit. In essence, Direct2Own offers consumer electronics products in the sub-prime credit market.

Direct2Own markets its business primarily through the Internet, and print and television medias. The business promotes itself through its web site located at www.direct2own.com.

Direct2Own offers consumer electronics products to its qualified customers on the following general terms and conditions. Customers are required to provide a modest down payment and must agree to monthly or bi-monthly automatic debits from the customer's existing checking account, credit card, or debit card. Direct2Own charges no interest on its products, however, Direct2Own charges a significant mark-up on the sale of its products above what a consumer would pay if they were able to make full payment in cash for the same product through a separate source.

The critical factors for the success of Direct2Own are, in part: (1) the Company must make good credit decisions with each customer sale to limit customer fraud or customer defaults, (2) the Company must manage its growth to permit its infrastructure to concurrently grow in a way to maximize profit while providing ongoing customer care, (3) the Company must also have access to capital to permit it to grow its sales since the Company relies on capital to purchase consumer goods which are in turn resold to the Company's customers, and (4) the Company needs to maximize its use of advertising media to obtain the lowest customer acquisition cost practicable.

In the fiscal quarter ending October 31, 2005, the Company was successful in creating customer sales through the Direct2Own division. The Company treats its customer sales as actual sales for business purposes. However, the Company's financial statements reflect these sales as lease payments and the financial statements do not immediately recognize revenue from such sales due to applicable accounting rules (See Accompanying Notes under "Revenue Recognition"). Total sales equaled $58,365.45, which comprised $16,432.96 of cash received from customers (representing their down payments for consumer electronics purchased from the Company) and $41,932.49 representing accounts receivable owed by customers to the Company. These accounts receivable are due and payable to the Company monthly or bi-monthly and if all payments are made customer contracts are fully completed within one year after the contract is created. Importantly, the Company has met all of its obligations to its customers at such time as its customers receive ordered consumer products from the Company. Thereafter, the Company interfaces with the customer primarily for collection of funds, if a customer is late on payment, or if the customer has a question. Warranty obligations are borne by the manufacturers of the consumer electronics sold by the Company. The Company bears no warranty obligation to its customers. Some of the Company's activities were counted as actual sales and were booked accordingly. This affected the reconciliation of all sales by the Company noted above to the numbers identified in the accompanying financial statements.

Following quarter end October 31, 2005, to December 12, 2005, the Company had additional total sales of approximately $79,000, which comprised approximately $20,000 of cash received from customers (representing their down payments for consumer electronics purchased from the Company) and approximately $59,000 representing accounts receivable owed by customers to the Company.

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

o Poder de Compra, Mexico, S.A., is a Mexico-based financial services provider that has reached an agreement with Direct Response in order to reach the U.S. Hispanic market. Poder de Compra is a well-established financial group that focuses on financial services in Mexico, with a specific mission to grow its services in managing remittances from Mexicans working abroad. The group is affiliated with leading institutions including HSBC Bank and Insurance Company in Mexico, Monterey Bank, Verizon, the U.S. Hispanic Chamber of Commerce and others. Poder de Compra has recently purchased 50,000 debit cards from Direct Card Services. This order is considered an initial purchase, which may be followed by several additional purchases. The initial payment of $250,000 to be made for the cards is to be to Direct Card Services, Direct Response's subsidiary. Additional transaction revenue is expected from these 50,000 cards. Since the date of the order Poder de Compra has been working directly with Optimum Pay, Inc. in furtherance of the contract. Accordingly, Direct Card Services will have a decreased share in the revenue expected from these card sales as Optimum Pay, Inc. will have a greater share of the anticipated revenue. As of this date the exact revenue split between Optimum Pay, Inc. and Direct Card Services has yet to be confirmed. Optimum Pay, Inc. is still in testing with Poder de Compra to determine the validity of certain technology for use in connection with any debit card Poder de Compra may deploy in connection with the above. No payments have been made by Poder de Compra to Direct Card Services for the initial debit card order pending the outcome of the test with Optimum Pay, Inc.

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

On September 26, 2005, the Company and La Jolla Cove Investors entered into an Addendum to the debenture which provided the following: (a) The Company granted La Jolla a security interest in its assets and the assets of Direct2Own to secure repayment of warrant prepayments under the debenture (this obligation expires January 9, 2006, when the debenture itself becomes due and payable); (b) Alan Atlas, Esq. surrendered to the Company's transfer agent 3,000,000 shares that he was holding for La Jolla with instructions to cancel said shares (the transfer agent thereafter canceled these shares); and (c) La Jolla would submit an immediate $2,000 debenture conversion and $20,000 warrant exercise, with $12,000 being wired to the Company and $8,000 being subtracted from the November 2004 warrant prepayment balance.

To date, La Jolla has converted $59,013 of the debenture, leaving a debenture balance of $90,987. There are currently three sets of warrant pre-payment balances with La Jolla: (1) the June 29, 2004, addendum warrant pre-payment balance is currently at $30,000; (2) the November 9, 2004, addendum warrant pre-payment balance is currently at $56,455; and the August 15, 2005, addendum warrant pre-payment balance is currently at $65,000. To date, La Jolla has been issued 21,556,844 shares under the debenture.

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

                                       Dated: December 20, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                       TITLE                           DATE
            ----                       -----                           ----

/s/ T. Randolph Catanese           CEO, CFO and Director      December 20, 2005
---------------------------
T. Randolph Catanese

/s/ Douglas Hume                   Director                   December 20, 2005
---------------------------
Douglas Hume

/s/ Edward Kim                     Director                   December 20, 2005
---------------------------
Edward Kim