Form 10KSB/A
period 2005-01-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2006-03-22
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A is being filed to include an adjustment for an embedded beneficial conversion feature with respect to the principal amount $150,000 Convertible Debenture issued on January 9, 2003 and for the issuance of Common Stock Purchase Warrants issued simultaneously with the issuance of the debenture. The effect of the adjustments is to increase the deficit for the year ending January 31, 2005 by $2,534,040. In accordance with EITF-00-19, the deficit increase is recorded as a liability for the same amount. As debenture amounts are converted and warrants exercised, the liability is proportionally reduced and common stock is increased. The amount of the adjustment to the liability accounts and common stock for the year ending January 31, 2005 is $467,788. Except for the cumulative amounts from inception to January 31, 2004 and January 31, 2005, no adjustment is made to the statements of operations and cash flows for the two years ending January 31, 2005. Reference is made to Note 8 in the Notes to Financial Statements on pages F-14 and F-15 for a more compete explanation of the changes to the financial statements.

In all other respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on May 2, 2005.

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

         Consolidated Statements of Cash Flows                              F-7

         Notes to Consolidated Financial Statements                         F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Direct Response Financial Services

         We have audited the accompanying consolidated balance sheets of Direct Response Financial Services, Inc. as of January 31, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended January 31, 2005 and 2004 and the period from inception (April 24, 2002) through January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Response Financial Services, Inc. as of January 31, 2005 and January 31, 2004 and the consolidated results of its operations, stockholders' equity, and its cash flows for the years ended January 31, 2005 and 2004 and for the period from inception (April 24, 2002) through January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Miller and McCollom

MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
April 28, 2005 (except for Note 8 which is March 15, 2006)

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  January 31,  January 31,
                                                                     2005         2004
                                                                  (Restated,   (Restated,
                                                                   see Note 8) (see Note 8)
                                                                  ----------   ----------
CURRENT ASSETS
    Cash                                                          $   49,993   $      250
    Accounts receivable                                                9,472           --
    Inventory                                                         58,000       58,000
    Prepaid expenses                                                  12,850       84,225
    Deposit                                                            2,500       25,000
                                                                  ----------   ----------
           Total current assets                                      132,815      167,475

PROPERTY AND EQUIPMENT
    Property and equipment, net of $893 and $447 depreciation          1,340        1,786

OTHER ASSETS
    Investments                                                      200,000      200,000
                                                                  ----------   ----------
           Total assets                                           $  334,155   $  369,261
                                                                  ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $   47,738   $   32,281
    Accounts payable - related party                                 494,612      431,285
    Shareholder deposit                                              200,000           --
    Advances from stockholders, current portion                      222,532       33,067
                                                                  ----------   ----------
           Total current liabilities                                 964,882      496,633
                                                                  ----------   ----------

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                 191,384      387,466
    Advances from related party                                       26,435       20,825
    Conversion derivative liability                                1,168,846    1,443,020
    Warrant derivative liability                                     825,406    1,019,020
    Debenture payable                                                121,500      150,000
                                                                  ----------   ----------
           Total liabilities                                       3,298,453    3,516,964

Commitments and contingencies                                             --           --



        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 58,577,350 and 19,347,834 shares issued and
      outstanding at January 31, 2005 and 2004                      3,987,586      1,699,030
      Common stock warrants                                           140,106             --
      Subscribed stock                                               (735,824)            --


    (Deficit) accumulated during the development stage             (6,356,166)    (4,846,733)
                                                                  -----------    -----------
           Total stockholders' (deficit)                           (2,964,298)    (3,147,703)
                                                                  -----------    -----------

           Total liabilities and stockholders' equity (deficit)   $   334,155    $   369,261
                                                                  ===========    ===========



        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                April 24,
                                                                                  2002
                                                                               (inception)
                                                                                 through
                                                                               January 31,
                                               Year ending     Year ending        2005
                                               January 31,     January 31,      (Restated,
                                                  2005            2004          see Note 8)
                                               ------------    ------------    ------------
Revenues                                       $     12,331    $      1,859    $     14,409
Cost of sales                                         4,501             748           5,470
                                               ------------    ------------    ------------
    Gross Profit                                      7,830           1,111           8,939

Costs and Expenses:
    Consulting expense paid by issuing stock        691,550         942,564       2,470,705
    Consulting expense paid by cash                 116,948              --         116,948
    Conversion derivative expense                        --              --       1,443,020
    Warrant derivative expense                           --              --       1,019,020
    Professional fees                               268,911         170,498         545,697
    Advertising and marketing                        70,645          16,263         103,053
    General and administrative                      317,926         143,208         492,016
    Rent expense                                     24,000          24,000          64,856
                                               ------------    ------------    ------------
         Total                                    1,489,980       1,296,533       6,255,315

Earnings (loss) from operations                  (1,482,150)     (1,295,422)     (6,246,376)

Interest expense                                    (27,283)        (21,355)        (49,790)
Loss on investment                                       --         (60,000)        (60,000)
                                               ------------    ------------    ------------

Net (loss)                                     $ (1,509,433)   $ (1,376,777)   $ (6,356,166)
                                               ============    ============    ============

(Loss) per share                               $       (.05)   $       (.06)   $       (.22)
                                               ============    ============    ============

Weighted average shares outstanding              30,904,963      16,907,500      28,533,036
                                               ============    ============    ============


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Restated, See Note 8)

                                                                                         (Deficit)
                                                                                        accumulated
                                                                                        during the
                                                             Common       Common Stock  development
                                               Shares         Stock         Warrants       stage          Total
                                            -----------    -----------   -----------    -----------    -----------
Balance April 24, 2002 (inception)           16,737,500    $     6,000   $        --    $        --    $     6,000

Shares issued for cash                           50,000         25,000            --             --         25,000
Shares issued for services                    1,270,000        724,500            --             --        724,500
Net loss for year ended January 31, 2003             --             --            --     (3,469,956)    (3,469,956)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2003                     18,057,500        755,500            --     (3,469,956)    (2,714,456)
                                            -----------    -----------   -----------    -----------    -----------

Shares issued for services                    1,290,334        943,530            --             --        943,530
Net loss for year ended January 31, 2004             --             --            --     (1,376,777)    (1,376,777)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2004                     19,347,834    $ 1,699,030   $        --     (4,846,733)   $(3,147,703)

Shares issued for services                   10,302,500        691,550            --             --        691,550
Shares and warrants issued for cash in
  private placement                           2,300,000         59,894       140,106                       200,000
Shares issued for conversion of debenture     6,187,469        333,500            --                       333,500
Conversion derivative converted                      --        274,174            --             --        274,174
Warrant derivative exercised                         --        193,614            --             --        193,614
Shares issued under stock subscription       20,439,547        735,824            --                       735,824
Net loss for year ended January 31, 2005             --             --            --     (1,509,433)    (1,509,433)
                                            -----------    -----------   -----------    -----------    -----------

Less subscribed stock                                                                                     (735,824)
                                            -----------    -----------   -----------    -----------    -----------

Balance January 31, 2005                     58,577,350    $ 3,987,586   $   140,106     (6,356,166)   $(2,964,298)
                                            -----------    -----------   -----------    -----------    -----------

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          April 24,
                                                                                             2002
                                                                                         (inception)
                                                                                           through
                                                                                          January 31,
                                                           Year ending    Year ending       2005
                                                           January 31,    January 31,     (Restated
                                                              2005           2004        see Note 8)
                                                           -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                        $(1,509,433)   $(1,376,777)   $(6,356,166)
         Non-cash items included in net (loss):
              Depreciation                                         446            447            893
              Conversion derivative expense                                                1,443,020
              Warrant derivative expense                                                   1,019,020
              Expenses paid by issuing stock                   691,550        943,530      2,365,580
              Loss on investment                                    --         60,000         60,000
         Net change in operating assets and liabilities:
              Accounts receivable                               (9,472)            --         (9,472)
              Prepaid expenses                                  93,875        (59,225)        34,650
              Inventory                                             --        (58,000)       (58,000)
              Accounts payable and accrued liabilities          97,194        330,471        576,466
                                                           -----------    -----------    -----------
Net cash (used) by operating activities                       (635,840)      (159,554)      (924,009)

Cash flows from investing activities:
         Purchase of investments                                    --       (260,000)      (260,000)
         Purchase of property and equipment                         --             --         (2,233)
                                                           -----------    -----------    -----------
Net cash (used) by investing activities                             --       (260,000)      (262,233)

Cash flows from financing activities:
         Proceeds from advances - related parties                   --        415,412        425,652
         (Repayment) of advances - related parties             (19,417)            --        (19,417)
         Proceeds from common stock warrants                   140,106             --        140,106
         Proceeds from debenture                                    --             --        100,000
         Shareholder deposit                                   360,000             --        360,000
         Proceeds from issuance of common stock                204,894             --        229,894
                                                           -----------    -----------    -----------
Net cash provided by financing activities                      685,583        415,412      1,236,235
                                                           -----------    -----------    -----------

Net increase in cash                                            49,743         (4,142)         49,993

Cash at beginning of period                                        250          4,392             --
                                                           -----------    -----------    -----------
Cash at end of period                                      $    49,993    $       250    $    49,993
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                          $     3,519    $     6,674    $    10,193
         Income taxes                                      $        --    $        --    $        --


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

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

In January 2003, the Company sold an 8% convertible debenture and issued a warrant for the purchase of common stock. The Company failed to account for the embedded beneficial conversion feature in the debenture as required by EITF 98-5 and the application of EITF 00-27. Similarly, the Company omitted the derivative feature of requiring the conversion and warrant issuances to be in registered common stock. The Company has valued the embedded beneficial conversion feature using the prescribed formula in the debenture for determining the number of shares to be issued as applied in accordance with EITF 98-5. An amount of $1,443,020 was expensed on January 9, 2003, the commitment date, since the debenture was convertible at any time.

Since the conversion agreement requires the Company to physically settle the conversions only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19 and record the above calculated amount as a liability and is disclosed as a conversion derivative liability.

Coinciding with the issuance of the convertible debenture, the Company issued a warrant to purchase common stock that is valued using the Black-Scholes formula applying the same assumptions as used for the conversion feature above. The calculated amount of $1,019,020 is expensed and shown as a liability and is disclosed in the same form and manner as the conversion feature and is set forth as a warrant derivative liability.

As the debenture conversions are made and the warrants are exercised, the derivative liability is proportionately reduced and the common stock amount increased. The conversion derivative liability was reduced by $274,174 for the year ended January 31, 2005, and the warrant derivative liability was reduced by $193,614 for the year ended January 31, 2005.

In the accompanying financial statements the net loss for the year ended January 31, 2003, was restated and increased by $2,462,040 for the conversion feature and warrant valuation.

Accordingly, the Company has restated its financial statements for the years ended January 31, 2005 and 2004 to correct the omissions in the financial statements as previously filed. Except for the accumulated amounts from April 24, 2002 (inception) through January 31, 2005 and 2004 respectively, the consolidated statements of operations and consolidated statements of cash flows for the two years have not changed.

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheets of the January 31, 2005 and 2004.

                              ASSETS
                                                                       January 31,                   January 31,
                                                                          2005                          2005
                                                                       As Reported    Adjustments     Restated
                                                                       -----------    -----------    -----------
CURRENT ASSETS
           Total current assets                                           132,815                        132,815

PROPERTY AND EQUIPMENT
    Property and equipment, net of $893 and $447 depreciation               1,340                          1,340

OTHER ASSETS
    Investments                                                           200,000                        200,000
                                                                      -----------                    -----------
           Total assets                                               $   334,155                    $   334,155
                                                                      ===========                    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
           Total current liabilities                                      964,882                        964,882

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                      191,384                        191,384
    Advances from related party                                            26,435                         26,435
    Conversion derivative liability                                          --        1,168,846       1,168,846
    Warrant derivative liability                                             --          825,406         825,406
    Debenture payable                                                     121,500                        121,500
                                                                      -----------    -----------     -----------
           Total liabilities                                            1,304,201      1,994,252      3 ,298,453

Commitments and contingencies                                                --                             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 58,577,350 shares issued and outstanding at January
      31, 2005                                                          3,987,586                      3,987,586
      Common stock warrants                                               140,106        140,106
      Subscribed stock                                                   (735,824)      (735,824)
    (Deficit) accumulated during the development stage                 (4,361,914)    (1,994,252)     (6,356,166)
                                                                      -----------    -----------    -----------
           Total stockholders' (deficit)                                 (970,046)    (1,994,252)    (2,964,298)
                                                                      -----------    -----------    -----------

           Total liabilities and stockholders' equity (deficit)       $   334,155    $      --      $   334,155
                                                                      ===========    ===========    ===========


                              ASSETS
                                                                       January 31,                   January 31,
                                                                          2004                          2004
                                                                       As Reported    Adjustments     Restated
                                                                       -----------    -----------    -----------
CURRENT ASSETS
           Total current assets                                           167,475                        167,475

PROPERTY AND EQUIPMENT
    Property and equipment, net of $893 and $447 depreciation               1,786                          1,786

OTHER ASSETS
    Investments                                                           200,000                        200,000
                                                                      -----------    -----------     -----------
           Total assets                                               $   369,261    $      --       $   369,261
                                                                      ===========    ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
           Total current liabilities                                      512,339                        512,339

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                      371,760                        371,760
    Advances from related party                                            20,825                         20,825
    Conversion derivative liability                                          --      $ 1,443,020       1,443,020
    Warrant derivative liability                                             --        1,019,020       1,019,020
    Debenture payable                                                     150,000                        150,000
                                                                      -----------    -----------     -----------
           Total liabilities                                            1,054,924      2,462,040       3,516,964

Commitments and contingencies                                                --                             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 19,347,834 shares issued and outstanding at January
      31, 2004                                                          1,699,030                      1,699,030
      Common stock warrants                                                  --                             --
      Subscribed stock                                                       --                             --
    (Deficit) accumulated during the development stage                 (2,384,693)    (2,462,040)    (4,846,733)
                                                                      -----------    -----------     -----------
           Total stockholders' (deficit)                                 (685,663)    (2,462,040)    (3,147,703)
                                                                      -----------    -----------     -----------

           Total liabilities and stockholders' equity (deficit)       $   369,261    $      --      $   369,261
                                                                      ===========    ===========    ===========

NOTE 9 - STOCKHOLDERS' EQUITY

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

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11 - INCOME TAXES

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

NOTE 12 - CONCENTRATION OF RISK

Through its subsidiary Direct Card Services, LLC, the Company is dependent on a marketing agreement with a major bank for its future revenue regarding bankcard processing. In addition, through its subsidiary Direct Card Services, LLC, the Company is also dependent upon two other banks for its stored value (debit) card business.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - SUBSEQUENT EVENTS

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

NOTE 15 - RECENT ACCOUNTING PRONOUNCEMENTS

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

March 22, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            NAME                       TITLE                             DATE
            ----                       -----                             ----

/s/ T. Randolph Catanese           CEO, CFO and Director          March 22, 2006
---------------------------
T. Randolph Catanese


/s/ Douglas Hume                   Director                       March 22, 2006
---------------------------
Douglas Hume