Form 10KSB
period 2006-01-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2006-05-24
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

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



                               (818) 735-3726
------------------------------------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

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

The Registrant's revenues for our most recent fiscal year were $35,200.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,331,156 as of May 12, 2006, based upon the closing sales price of the Registrant's common stock as quoted on the over-the-counter bulletin board of $0.035.

There were 74,841,168 shares of our common stock, no par value, outstanding as of May 12, 2006.

                    DOCUMENTS INCORPORATED BY REFERENCE None.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

              DIRECT RESPONSE FINANCIAL SERVICES, INC. FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

                                      INDEX

                                     PART I

                                                                           Page

Item 1.        Description of Business                                      4
Item 2.        Description of Property                                      8
Item 3.        Legal Proceedings                                            9
Item 4.        Submission of Matters to a Vote of Security Holders          9

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  10

Item 6.        Management's Discussion and Analysis or Plan of Operation    11
Item 7.        Financial Statements                                         F-1
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          19
Item 8A.       Controls and Procedures                                      19
Item 8B.       Other Information                                            19

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(A) of the
                  Exchange Act.                                             20
Item 10.       Executive Compensation                                       20
Item 11.       Security Ownership of Certain Beneficial Owners and
                  Management                                                23
Item 12.       Certain Relationships and Related Transactions               23
Item 13.       Exhibits                                                     23
Item 14.       Principal Accountant Fees and Services                       25


               SIGNATURES                                                   26

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

We have expanded our operations since August of 2005. Principally, the expanded operations involve Direct2Own, a division of the Company. Although gross revenues have increased by the expanded operations, costs and expenses have concurrently increased as well. The Company remains reliant on contributions from our officers and shareholders when traditional capital financing through equity or debt is not available to the Company. In the past and likely in the future, when bank financing or equity capital is unavailable, cash liquidity demands will likely require cash advances and financing commitments from related officers and shareholders of the Company. No formal agreements between any officer or shareholder and the Company currently exist to continue funding operations.

BUSINESS

Direct Response Financial Services is a company which combines marketing, technology and services for emerging market segments - particularly the ever-growing multi-cultural consumer marketplace. The Company also seeks to market various consumer electronics products directly to consumers via its existing business division, Direct2Own. In addition, through its financial group, Direct Card Services, LLC, the Company offers financial products and services to the un-banked and underserved consumer. The Company is well positioned to take advantage of the growing market for consumer electronics and pre-paid financial products.

The Company started a new division in August 2005 called Direct2Own ("D2O"). The D2O division offers financing in the sub-prime market to customers seeking to acquire computers, televisions and other consumer electronic products, but are unable to afford the cost of these products. Direct2Own offers brand-name computers, televisions and other consumer electronic products to these consumers for a small down payment and an agreement by the customer with the Company to make monthly payments over one year until the price of the purchased product is fully paid. The Company markets the D2O service through the Internet at www.direct2own.com, print media and television. Since its inception Direct2Own has experienced strong consumer response.

It is estimated that the un-banked and underbanked represent Two Trillion dollars in potential revenues and income over the next 5 to 10 years. This does not include spending power which in the year 2005 was estimated to be at least $650B. Moreover, a high percentage of the adult population in the United States is credit challenged, or, in other words, they are without the means to immediately acquire desired consumer electronics. The Company's business model includes the following features:

o Financing of Consumer Electronic Products to the Sub-Prime Market: The Company offers financing to customers with bad credit or no credit for the purchase of computers, televisions and other electronic products. The Company believes that the demand in this segment is significant. It is estimated that over 50% of all adult consumers are in need of sub-prime financing in this sector. The Company also offers a credit repair and management service to those customers utilizing its financing options for the purchase of consumer electronics.

o High Growth, Low Overhead Business Model: The Company's business model is based on reaching large numbers of consumers in its target market through partnerships with media sources, retail outlets, and other technology partners without incurring heavy upfront advertising and technology costs. In essence, the Company uses its cultural knowledge and unique relationships to bridge the gap between those who desire to sell and those who desire to buy in the multi-cultural context. In other words, the Company spends significant time analyzing the buying behavior of all groups of persons and after doing so the Company tailors its marketing and sales efforts accordingly.

o Pre-paid Financial and Calling Card Products: The Company, through Direct Card Services, LLC, offers pre-paid stored value calling cards and debit cards. These products are offered directly by the Company to consumers via the Internet and in conjunction with sale activities through the Direct2Own division. The Company has its own custom labeled debit card which it features at www.dcsmediacard.com and www.direct2own.com. Direct Card Services also offers private labeled debit cards for third parties. These debit card programs will have a customized logo and will usually be branded with the MasterCard or Visa logo allowing the card to be used in almost any environment - worldwide ATM usage and usage wherever MasterCard or Visa is accepted. The Company also offers pre-paid long distance telephone service for its customers through outsourced telephone service providers. This service is offered as a special benefit to the Company's debit card customers and also as a stand-alone product on a customized basis for certain business customers.

o Gateway to Large and Growing Hispanic Market: The Company believes that America's largest consumer goods and services companies are targeting the Hispanic market. By becoming a provider of products and services to this market, the Company intends to establish a significant foothold in an economic space allowing it to charge a premium for its services. Additionally, through its pre-paid product offers, the Company intends to build a database of multi-cultural consumers who are currently "under the radar" because they use cash in transactions. Moreover, the Company through its proprietary data management systems will be able to monitor spending patterns and other financial histories creating invaluable market research data that is sellable to marketers, while protecting the identities of individual cardholders. The information will also allow the Company to identify and create new products and services tailored for this audience.

o Strong Financial-Based Revenue Combined with Scalable Upside: The Company seeks to create a sustainable financial contract base with customers of Direct2Own. Direct Card Services plans to create a sustained base of pre-paid debit card customers. Customers from both Direct2Own and Direct Card Services provide a proprietary marketing and customer database owned by the Company. As the Company's customer base grows, the Company intends on creating further growth through referral and repeat customer business. The Company believes that it is well positioned for future growth without the need of significant infrastructure changes or significant increase in existing fixed costs.


PRODUCTS AND SERVICES

Financing of Consumer Electronics in the Sub-Prime Market

The Company started a new business division known as Direct2Own. This business division commenced operations in August of 2005. The business provides the sale of computers, televisions, and other consumer electronics to consumers in the United States with no credit or damaged credit. In essence, Direct2Own offers consumer electronics products in the sub-prime credit market.

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

Prepaid Debit Cards

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

We have invested in and licensed proprietary technology from various financial services companies including Optimum Pay USA, Inc., a partially owned subsidiary of Cybertek Holdings and SECOS. Cybertek Holdings is a publicly traded South Korean company specializing in network security systems, fraud and transaction processing. Optimum Pay and SECOS have each developed proprietary technology for secure electronic payments that we have strategic and contractual relations. Optimum Pay makes this technology available to the Company for purposes of maintaining the privacy and confidentiality of consumer data obtained by the Company. Furthermore, through our subsidiary Direct Card Services, LLC, we have partnered with Cardservice International to provide merchant banking services. The Company is an approved Independent Sales Organization, or ISO. As an ISO of Cardservice International, the Company solicits accounts (merchants) which ultimately are serviced and processed by Cardservice International and its banking relationships. The Company earns a fee on each transaction processed by a merchant with Cardservice International. Furthermore, through these strategic partnerships, we are positioned to capture the growing market trends in e-finance and P2P payment transaction processing. We are also working on deploying proprietary, wireless, payment technology that allows for electronic point of sale payment solutions absent a landline (payment is verified through our gateway network).

Card Attributes: Direct Response has designed a prepaid debit card program that is uniquely suited to the needs of the Latino population in the United States. Market research shows that about half of the adults in this 40 million person population do not have credit cards, and a very large number of these persons have no bank accounts.

Direct Response's cards meet all Patriot Act requirements, yet they require only minimal documentation and no pre-approvals or credit checks, while providing all the benefits of a standard MasterCard debit card. These are key benefits for people who have not had the opportunity to build a long credit or employment history in the United States. Debit cards only allow the cardholder to spend up to the limit loaded on the card, thus avoiding the risk of incurring debt. Cardholders are issued MasterCard branded debit cards, which offer the clout and benefits that all MasterCard debit cardholders receive. The use of a debit card provides additional safety and security for customers who would otherwise have to carry cash for all purchases. The use of a card also enables the customer to make travel purchases such as hotel reservations as well as making purchases online and via telephone. Cardholders are also given the opportunity to build a credit history through an optional service provided by Direct Response, thus helping them to get credit cards or other credit-based products in the future.

The top four benefits to the customer are: 1) the ability to own a MasterCard debit card with its access to the MasterCard network (including all ATMs); 2) the cost savings associated with Direct Response's debit card versus other financial services typically employed by Hispanics; and 3) the security of having financial value in electronic form versus cash; and 4) a large, conveniently located card loading network that includes 10,000 ATM and bank locations, as well as the Company's proprietary DirectLoad Network(TM) which is being built out in Hispanic grocery locations. For example, the Company charges a $3.00 fee for loading any of its pre-paid debit cards whereas the customary charge by most financial groups is $5.00 to $6.00. In addition, the Company does not charge a transaction fee after the first 8 transactions in any month. Most competitors charge a transaction fee for every transaction. These transaction fees are usually $1.00 per transaction. A large part of the Latino population does not have a bank account or credit cards. Using the services of check cashing establishments to cash their paychecks, these consumers then pay additional fees to wire money abroad or purchase money orders to pay bills. Direct Response's debit card minimizes fees and allows the customer to complete all financial transactions through one card conveniently and safely. Generally, the majority of Hispanics use financial companies to provide bill payment, money transfer, cash for payroll checks and money exchange. These services can be very expensive to the average Hispanic customer, particularly when money is transferred from the United States to other countries.

Pre-Paid Debit Card Product: The main financial product offered by Direct Card Services is a pre-paid debit card. Direct Card Services offers its own debit card known as the DCS Personal Advantage Media Card(TM) via the Internet at www.dcsmediacard.com. This card is co-branded with MasterCard and is marketed through various Internet search engines and gateways. Direct Card Services also features a series of co-branded debit cards through Hispanic grocers. These cards are offered through major independent Los Angeles based Hispanic grocers. The Company also is in negotiations to offer co-branded debit cards through major grocery chains in Arizona and in Texas.

Prepaid Calling Cards: Direct Response is currently developing a prepaid calling card that it plans to launch in combination with third party vendors. The card will be sold either independently or in conjunction with the Company's debit cards. Direct Response's calling card will offer preferred rates to users who pay for the calling minutes using their Direct Response prepaid debit card.

DirectLoad Network(TM): Over the last two years, Company has focused on creating its own proprietary retail loading network for its debit cards. Direct Response is currently building its proprietary DirectLoad Network(TM), designed to become a card loading and transaction network in the country targeted to the Hispanic population. User-friendly electronic terminals will be located at Hispanic grocery stores in heavily Hispanic-populated communities. Cardholders will be able to go to their local Hispanic grocery store and load funds on cards and then use the cards for purchases at that store or anywhere else. This offers a tremendous convenience to cardholders who may not have bank accounts and would not otherwise be able to quickly and conveniently load funds onto their cards.

                             CONSUMER FINANCE GROUP

The Company started providing consumer electronic products on a rent to own basis to consumers through its Direct2Own division in August of 2005. Through this business the Company has identified additional business opportunities. These business opportunities include niche rent to own or financing for auto and truck audio and visual accessories. Moreover, the Company seeks relationships with existing retailers offering consumer electronics whereby the Company will provide financing for customers who are rejected for traditional credit.


             PRE-PAID DEBIT CARDS AND INTERNET FINANCIAL TECHNOLOGY

The Company  through its  affiliation  with  MasterCard,  Optimum Pay USA, Inc.,
BankFirst, and First Premier Bank provides stored value cash cards, person-to-person financial services and innovative systems to move money, also known as transmitter solutions. Direct Card Services is an approved ISO/MSP for each bank. As an Independent Sales Organization and Master Service Provider Direct Card Services develops and markets pre-paid debit card programs which are sponsored by the respective banks. The banks also act as the issuer of the underlying debit card in conjunction with Direct Card Services. The first debit cards offered by the Company include the DCS Personal Advantage Media Card, which is offered through the Company's Internet website located at www.dcsmediacard.com and at www.direct2own.com. The Company also owns and operates an Internet web site at www.globalmoneyonline.com for Internet financial transactions. Such transactions include crediting to debit cards, movement of cash from card to card, account review, and movement of cash from an existing financial account to the Global Money Online account. This innovative system permits the Company's customers to avoid the need to visit a retail bank location to move money. Further, the system allows the Company's customers access 24/7 365 days per year.

In order to accommodate large-scale growth in the number of debit cardholders, without incurring heavy overhead costs, the Company has partnerships with back-end transaction managers who have large infrastructures and extensive expertise in the area. These partnerships include:

Optimum Pay USA, Inc.: Optimum Pay USA, Inc. has been a long-term partner of Direct Response Financial Services, which owns a minority stake, or 2%, of Optimum Pay. They manage existing debit card programs for the Company, including the DCS Personal Advantage Media Prepaid MasterCard Card(TM). Optimum Pay provides back-end transaction processing systems and data management.


Optimum Pay is a provider of electronic data exchange and delivers proven, value-added electronic payment products and services to the financial services industry. Its financial services platform and proprietary software enable both consumers and businesses to conduct financial transactions utilizing today's technologies. Optimum Pay offers a robust suite of unique, host-based stored-value and payroll debit card solutions direct to businesses, employers and to financial institutions. The Optimum Pay processing platform is both proprietary and configurable, allowing for the delivery of both standard and non-standard programs based on customer requirements.


BANKFIRST: BANKFIRST serves as Direct Response's debit card issuer for the DCS Personal Advantage Media Prepaid MasterCard Card(TM). BANKFIRST is recognized as one of the pioneers in the stored-value, prepaid, and debit card industries. The bank is a federally chartered bank, a MasterCard Association member, and currently has numerous debit card programs in service.


First PREMIER Bank: First PREMIER Bank, together with its sister organization PREMIER Bankcard, is headquartered in Sioux Falls, South Dakota. Together they employ over 2,300 statewide. In 2001, 2002 and 2003, the organization was ranked as the top performing financial institution of its asset size in the country by ABA Banking Journal. First PREMIER Bank serves customers in locations throughout the eastern part of South Dakota and has assets of a billion dollars. They are ranked among the top 40 largest Automated Clearing House (ACH) originating banks in the U.S. PREMIER Bankcard has grown to become the 14th largest credit card issuer in the nation.


Direct Card Services is approved as an ISO/MSP by First PREMIER Bank to issue stored value debit cards through the MasterCard(R) and Maestro(R) network. First PREMIER Bank approved Direct Card Services, a subsidiary of the Company, to issue and provide debit card products for a number of the Company's existing debit card customers. First PREMIER will provide the backend program for Direct Response's debit cards sales through Hispanic retail grocery outlets.


MasterCard International: Direct Card Services, the Company's subsidiary, is a MasterCard(R)-approved independent sales organization for debit card programs including the DCS Personal Advantage Media Prepaid MasterCard Card(TM).


Chase Manhattan Bank: Chase Manhattan Bank, one of the top banks in the U.S., is the automated clearing house for Direct Response's Global Money Online(R) product.

Worldwide Financial Services: Worldwide Financial Services, Inc. (WFS) dba Express Payment Solutions was founded in January 2004. "Express Payment Solution" (EPS) was developed through necessity of needing to provide a cash payment solution for a governmental program to enable millions of underserved and subsidized housing individuals access to debit card services. WFS is privately held company located in Indianapolis, Indiana.

Direct Response has entered into an agreement with Worldwide Financial Services and Optimum Pay USA, Inc. which allows Direct Response's debit card customers to load their cards at four leading banks with over 10,000 bank and ATM locations nationwide. Direct Response Financial Services' debit cardholders may load their debit cards at any participating bank using a custom-printed deposit slip which allows for electronic tracking of deposits to the debit card account and automatic transfer from the depositing bank to the issuing bank.


                            MERCHANT BANKING SERVICES

We offer banking services (credit card transaction processing and related services) to all levels and types of online, and offline merchants. Through our proprietary banking software and our subsidiary, Direct Card Services, LLC, agent of CardService International, we are able to offer competitive rates for merchant banking services in the business and provide our clients with customer service. By lowering payment risk and reducing credit card charge backs and losses, we help our clients obtain lower card processing costs, which in turn allows them higher profit margins. Direct Card Services, LLC, began offering card-processing services for merchants on October 10, 2002. In addition, Direct Card Services, LLC has initiated a sales campaign for signup of business merchants for card processing services with limited success to date.

The Company has several independent contractor sales agents who offer the Company's merchant banking services. These sales agents are located throughout the United States.

SOURCES OF REVENUES

The Company has several sources of revenues. Revenues are generated through the following activities:

Sale of Computers, Televisions and other Consumer Electronic Products - The Company earns revenue when it sells consumer electronic products through its Direct2Own division.

Sale of Ancillary Products - The Company also earns revenue when it upsells to customers additional components and accessories with its consumer electronic products.

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

Internet Transaction Income - When the Company's customers utilize the Company's Internet financial web site at www.globalmoneyonline.com the Company earns transaction fees.

SALES, MARKETING AND DIRECT RESPONSE STRATEGIES

The Company markets its consumer electronic products through a direct response business model using the Internet, television and print media. The Direct2Own division markets its products (financial offerings) through the Internet utilizing paid advertising with Google and Yahoo and also through search engines and affiliate programs. The Company has contracted with PartnerCentric, a respected Internet consulting firm, to manage and execute its Internet-based initiatives. Under the agreement, PartnerCentric manages Direct2Own's affiliate and Internet marketing programs. This includes developing an affiliate network, overseeing the paid search advertising and assisting in development of new, cost-effective marketing solutions for the Internet. Direct2Own also promotes its business through national and regional print media directed to a targeted demographic of customers. This demographic is strategic to the business model of the Company.

Direct Card Services markets its debit card product through the Internet, print media and strategic relationships with third parties. Debit cards are also featured in conjunction with Direct2Own activities.

COMPETITION

The markets for the financial products, services and consumer electronics offered by us are intensely competitive. We compete with a variety of companies in various segments of the financial services and consumer electronics industries. Our competitors vary in size and in the scope and breadth of products and services they offer. Certain segments of the financial services industry tend to be highly fragmented with numerous companies competing for market share. Highly fragmented segments currently include online banking, financial account processing, customer relationship management solutions and electronic funds transfer and card solutions. Other segments of the financial services industry are relatively new with limited competition, including private label banking and wealth management solutions. We face a number of competitors in the electronic bill presentment and payment market. We also face competition from in-house technology departments of existing and potential clients who may develop their own product offerings. Moreover, the consumer electronics field is crowded both in the retail, Internet and direct response space. Competition for the individual consumer is intense and price volatility for products always exists.

The Company competes on a global basis with any bank or financial institution offering pre-paid debit cards. This includes Wells Fargo Bank, Bank of America and Washington Mutual Bank. Smaller financial institutions also compete with the Company including Western Union, NetSpend and the Rush Card. With respect to the Direct2Own division and its specialty focus on consumer electronics the main competitors consist of privately held Blue Hippo (www.bluehippo.com) and Financing Alternatives, Inc. (www.pcs4all.com). These competitors are directly involved in the same market as Direct2Own. Blue Hippo is a significant presence in the market utilizing massive television campaigns to reach its customers. Financing Alternatives, Inc. directly competes with the Company in the print and Internet media space.

If  the  Company  is  to  succeed  given  the  level  of   competition  it  must
differentiate itself through its business model.

EMPLOYEES

At May 12, 2006, we had a total of 5 full-time employees, 3 part-time employees and engage consultants from time to time. We have never experienced a work stoppage and believe our employee relations are very good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 30851 Agoura Road, Suite 204, Agoura Hills, CA 91301, in approximately 3,000 square feet of space occupied under a lease with a monthly rental rate of approximately $5,000.00 that expires in March, 2009. The Company maintains a mailing address of 2899 Agoura Road, #115, Westlake Village, CA 91361.

ITEM 3. LEGAL PROCEEDINGS

On February 3, 2006, the Company was named as a defendant in a civil complaint with the County of San Diego Superior Court Case No. GIC860806, San Diego, California. The action is entitled, "La Jolla Cove Investors, Inc., a California corporation vs. Direct Response Financial Services, Inc." The complaint is for breach of contract based upon an allegation that the Company failed to repay alleged monies due and payable under a pre-existing convertible debenture, as amended, between the Company and La Jolla Cove Investors, Inc. made on or about January 9, 2003. The Company denies any liability under the complaint. The Company has also cross-complained against La Jolla Cove Investors and certain individuals for damages caused to the Company by reason of their acts and omissions.

The complaint seeks monetary damages of $242,882.62 plus interest of $19.94 per day from and after January 31, 2006, plus reasonable attorneys' fees and court costs. Contingencies exist with respect to this litigation matter, the ultimate resolution of which cannot be presently determined. Accordingly, there can be no assurance that the Company will prevail in this litigation.

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


                                               Low($)  High ($)
                                               ------  --------

                        2004 Period Ending
                        ------------------
                        January 31              0.50     1.52
                        April 30                0.17     0.89
                        July 31                 0.04     0.23
                        October 31              0.02     0.07

                        2005 Period Ending
                        ------------------
                        January 31              0.02     0.09
                        April 30                0.03     0.07
                        July 31                 0.02     0.03
                        October 31              0.01     0.03

                        2006 Period Ending
                        ------------------
                        January 31              0.01     0.01
                        April 30                0.01     0.06


HOLDERS

As of May 12, 2006, we had approximately 57 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is First American Stock Transfer, Phoenix, Arizona.

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

EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ ---------------------- ------------------------
           Plan category              Number of securities      Weighted average      Number of securities
                                        to be issued upon       exercise price of    remaining available for
                                           exercise of        outstanding options,       future issuance
                                      outstanding options,     warrants and rights
      As of January 31, 2006           warrants and rights
------------------------------------ ------------------------ ---------------------- ------------------------
                                               (a) (b) (c)
------------------------------------ ------------------------ ---------------------- ------------------------
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
------------------------------------ ------------------------ ---------------------- ------------------------

                  RECENT ISSUANCES OF UNREGISTERED SECURITIES.

For the fourth quarter of the fiscal year ended January 31, 2006, the following issuances were made:

On January 6, 2006, we issued the following shares in lieu of compensation or as directors' fees:

T. Randolph Catanese - 250,000 shares
Edward Kim - 83,333 shares
Douglas R.  Hume - 125,000 shares
Devin  Lorier - 100,000 shares
Thomas R. Catanese, Jr. - 100,000 shares

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

In the previous fiscal year (ending January 31, 2006), the Company was successful in creating customer sales through the Direct2Own division. The Company treats its customer sales as actual sales for business purposes. However, the Company's financial statements reflect these sales as lease payments and the financial statements do not immediately recognize revenue from such sales due to applicable accounting rules. (For example, on the Company's Consolidated Balance Sheets under CURRENT ASSETS, under the description of "Net investment in capital leases" amounts shown are composed of the cost of the consumer electronic product less the down payment received plus any unearned revenue. The unearned revenue is shown as a current liability in the balance sheet. Some of the Company's activities were counted as actual sales and were booked accordingly. This affected the reconciliation of all sales by the Company noted hereafter to the numbers identified in the accompanying financial statements.) Total sales in fiscal year ending January 31, 2006, equaled $159,116, which comprised $41,593 of cash received from customers (representing their down payments for consumer electronics purchased from the Company) and $117,523 representing accounts receivable owed by customers to the Company. These accounts receivable are due and payable to the Company monthly or bi-monthly and if all payments are made customer contracts are fully completed within one year after the contract is created. Importantly, the Company has met all of its obligations to its customers at such time as its customers receive ordered consumer products from the Company. Thereafter, the Company interfaces with the customer primarily for collection of funds, if a customer is late on payment, or if the customer has a question. Warranty obligations are borne by the manufacturers of the consumer electronics sold by the Company. The Company bears no warranty obligation to its customers.

Following fiscal year end January 31, 2006, from February 1, 2006, through May 12, 2006, the Company had additional total sales of approximately $370,000, which comprised approximately $110,000 of cash received from customers (representing their down payments for consumer electronics purchased from the Company plus monthly payments received) and approximately $260,000 representing accounts receivable owed by customers to the Company.

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

CAPITAL RAISING ACTIVITIES

The Company engaged in limited capital raising activity for the preceding period. This included a small debenture conversion with La Jolla Cove Investors, Inc. as more particularly described below. The Company did not engage in any registered or exempt placements of its securities.

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

On January 9, 2006, the convertible debenture between the Company and La Jolla expired by its own terms. La Jolla has no further right to submit debenture conversions or warrant exercises to the Company.

In the last fiscal quarter to January 9, 2006, La Jolla converted $2,000 of the debenture, leaving a debenture balance of $90,987. In addition, as of January 9, 2006, there remained three sets of warrant pre-payment balances with La Jolla:
(1) the June 29, 2004, addendum warrant pre-payment balance is currently at $30,000; (2) the November 9, 2004, addendum warrant pre-payment balance is currently at $56,455; and the August 15, 2005, addendum warrant pre-payment balance is currently at $65,000.

ONGOING REQUIREMENTS

We will have to secure additional capital to meet our ongoing requirements and to meet our stated objectives throughout the 2006 fiscal year. We are identifying potential investors in conjunction with our current finance partners, and will seek to secure new investment banking partners on an ongoing basis. Of course, sources of capital and the cost of capital are subject to prevailing and general market conditions. Moreover, any terms and conditions related to such investment or loan are contingent upon satisfactory terms and conditions for the Company. Based on current market conditions and given our success in raising private financing in the past, we expect that we will be able to complete financings as required for growth and operations. We are continuing to review all opportunities for both long-term equity programs as well as debt financing. Any significant capital expenses or increases in operating costs will be dependent upon our ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

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

During 2004, the FASB issued SFAS No. 151, "Inventory costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", and SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". During 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB No. 3". We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

On December 16, 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company intends to adopt this new standard during the first fiscal quarter of 2006.

                                  RISK FACTORS

In evaluating our business, prospective investors and shareholders should carefully consider the risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. AND, EVEN THOUGH WE NOW GENERATE REVENUE WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred losses and experienced negative operating cash flow since our formation. For our fiscal year ended January 31, 2006, we had a net loss of ($853,471) and for our fiscal year ended January 31, 2005, we had a net loss of ($1,137,299). We expect to continue to incur significant operating expenses notwithstanding that the Company has begun to show positive growth in revenues over the last operating year. Management believes that the Company is on pace to achieve break-even in the next fiscal year; however, given the significant capital needs of the Company, particularly with regard to the Direct2Own division, even with continued growth in revenues the Company may sustain continued losses in the near term. If we are unable to reduce or mitigate these losses the Company may be required to seek additional debt or equity financing. Should the Company elect to do so as a means of financing its growth there could be significant additional dilution of shareholder holdings.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets and investment income will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2007. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products.

THE MARKET FOR OUR ELECTRONIC COMMERCE SERVICES IS EVOLVING AND MAY NOT CONTINUE TO DEVELOP OR GROW RAPIDLY ENOUGH FOR US TO REMAIN CONSISTENTLY PROFITABLE.

Competition in the consumer electronics field is intense. Prices vary wildly and consumer buying patterns are unpredictable. Since the Company is focused on that segment of the population with incomes equal to or less than the average household income in the United States, should the economy suffer it is likely the Company's business will be immediately affected in a negative way. Also, if the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on our business, financial condition and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS




                                                                           Page
Report of Independent Registered Public Accounting Firm                    F-2

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


            Report of Independent Registered Public Accounting Firm

Board of Directors
Direct Response Financial Services

         We have audited the accompanying consolidated balance sheets of Direct Response Financial Services, Inc. as of January 31, 2006 and January 31, 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended January 31, 2006 and 2005, and the period from inception (April 24, 2002) through January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Response Financial Services, Inc. as of January 31, 2006 and January 31, 2005 and the consolidated results of its operations, stockholders' equity (deficit), and its cash flows for the years ended January 31, 2006 and 2005 and for the period from inception (April 24, 2002) through January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained net operating losses and has insufficient working capital to complete its business plan, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 9, the accompanying consolidated balance sheet and consolidated statement of operations have been restated as of January 31, 2005 and the year then ended; and the consolidated statement of stockholders' equity and cash flows from inception (April 20, 2002) to December 31, 2005 have also been restated.


/s/ Miller and McCollom
MILLER AND MCCOLLOM
Certified Public Accountants
4350 Wadsworth Boulevard, Suite 300
Wheat Ridge, Colorado 80033
May 19, 2006

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                           Consolidated Balance Sheets

                                     ASSETS

                                                                                 January 31,
                                                                                    2005
                                                                  January 31,    (Restated,
                                                                     2006        see Note 9)
                                                                  -----------    -----------
CURRENT ASSETS
    Cash                                                          $     4,047    $    49,993
    Net investment in capital leases                                   50,371           --
    Accounts receivable net of allowance for doubtful accounts
       accounts of $4,178 at January 31, 2006                            --            9,472
    Inventory                                                          58,000         58,000
    Prepaid expenses                                                   36,933         12,850
    Deposit                                                              --            2,500
                                                                  -----------    -----------
           Total current assets                                       149,351        132,815

PROPERTY AND EQUIPMENT
    Property and equipment net of $1,340 and $893
        accumulated depreciation                                          893          1,340

OTHER ASSETS
    Investment                                                        200,000        200,000
    Less valuation allowance                                         (200,000)          --
                                                                  -----------    -----------
           Total assets                                           $   150,243    $   334,155
                                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Note payable (Note 8)                                         $   255,937    $      --
    Debenture payable                                                  92,342        121,500
    Conversion and warrant derivative liability                          --          215,811
    Accounts payable                                                  115,826         13,322
    Accounts payable - related party                                  596,300        494,612
    Accrued expenses                                                   66,396         34,416
    Shareholder deposit                                               165,549        200,000
    Advances from related party                                        26,766         26,435
    Advances from stockholders - current portion                      381,760        222,532
                                                                  -----------    -----------
           Total current liabilities                                1,700,876      1,328,628
                                                                  -----------    -----------

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                     --          191,384
                                                                  -----------    -----------
           Total liabilities                                        1,700,876      1,520,012

        The accompanying notes are an integral part of these statements.



                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

Commitments and contingencies                                            --             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 78,537,168 and 58,577,350 shares issued and
      outstanding at January 31, 2006 and 2005                      3,681,556      3,591,807
      Common stock warrants                                           115,106        140,106
      Subscribed stock                                               (111,824)      (735,824)
    Accumulated other comprehensive (loss)                           (200,000)          --
    (Deficit) accumulated during the development stage             (5,035,471)    (4,181,946)
                                                                  -----------    -----------
           Total stockholders' (deficit)                           (1,550,633)    (1,185,857)
                                                                  -----------    -----------

           Total liabilities and stockholders' equity (deficit)   $   150,243    $   334,155
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                April 24,
                                                                                  2002
                                                                               (inception)
                                                                                 through
                                                                               January 31,
                                               Year ending     Year ending        2006
                                               January 31,     January 31,    (Restated, see
                                                   2006            2005           Note 9)
                                               ------------    ------------    ------------
Revenues                                       $     23,257    $     12,331    $     37,666
Cost of sales                                           418           4,501           5,888
                                               ------------    ------------    ------------
    Gross Profit                                     22,839           7,830          31,778
Lease financing interest                             11,943            --            11,943
                                               ------------    ------------    ------------
    Total                                            34,782           7,830          43,721

Costs and Expenses:
    Consulting expense paid by issuing stock        290,053         691,550       2,760,758
    Consulting expense paid by cash                 135,447         116,948         252,395
    Professional fees                               222,910         268,911         768,607
    Advertising and marketing                       141,091          70,645         244,144
    General and administrative                      175,844         317,926         667,860
    Rent expense                                     24,000          24,000          88,856
                                               ------------    ------------    ------------
         Total                                      989,345       1,489,980       4,782,620

Earnings (loss) from operations                    (954,563)     (1,482,150)     (4,738,899)

Interest income                                     234,487         560,320         794,807
Interest expense                                   (133,395)       (215,469)     (1,091,379)
                                               ------------    ------------    ------------

Net (loss)                                     $   (853,471)   $ (1,137,299)   $ (5,035,471)
                                               ============    ============    ============

(Loss) per share                               $       (.02)   $       (.05)   $       (.14)
                                               ============    ============    ============

Weighted average shares outstanding              74,432,668      30,904,963      36,091,750
                                               ============    ============    ============
Other comprehensive income:
    Net (loss)                                 $   (853,471)   $ (1,137,299)   $ (5,035,471)
    (Loss) on valuation of investment              (200,000)           --          (200,000)
                                               ------------    ------------    ------------
Total other comprehensive (loss)               $  1,047,471    $ (1,137,299)   $ (5,229,471)
                                               ============    ============    ============

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

            Consolidated Statement of Stockholders' Equity (Deficit)
                              (Restated See Note 8)

                                                                                             Other       (Deficit)
                                                                                         Comprehensive  accumulated
                                                                                         Income (Loss)  during the
                                                              Common      Common Stock                  development
                                              Shares          Stock        Warrants                        Stage          Total
                                            -----------    -----------    -----------                   -----------    -----------
Balance April 24, 2002 (inception)           16,737,500    $     6,000    $      --                            --      $     6,000

Shares issued for cash                           50,000         25,000           --                            --           25,000
Shares issued for services                    1,270,000        724,500           --                            --          724,500
Net loss for year ended January 31, 2003           --             --             --                      (1,316,238)    (1,316,238)
                                            -----------    -----------    -----------                   -----------    -----------

Balance January 31, 2003                     18,057,500        755,500           --                      (1,316,238)      (560,738)
                                            -----------    -----------    -----------                   -----------    -----------

Shares issued for services                    1,290,334        943,530           --                            --          943,530
Net loss for year ended January 31, 2004           --             --             --                      (1,728,409)    (1,728,409)
                                            -----------    -----------    -----------                   -----------    -----------

Balance January 31, 2004                     19,347,834    $ 1,699,030    $      --                      (3,044,647)   $(1,345,617)

Shares issued for services                   10,302,500        691,550           --                            --          691,550
Shares and warrants issued for cash
in private placement                          2,300,000         59,894        140,106                          --          200,000
Shares issued for conversion of debenture     6,187,469        333,500           --                            --          333,500
Reduction of conversion and warrant                --
derivative liability                               --           72,009           --                          72,009
Shares issued under stock  subscription      20,439,547        735,824           --                            --          735,824
Net loss for year ended January 31, 2005           --             --             --                      (1,137,299)    (1,137,299)
                                            -----------    -----------    -----------                   -----------    -----------

Less subscribed stock                                                                                                     (735,824)
                                                                                                                       -----------

Balance January 31, 2005                     58,577,350    $ 3,591,807    $   140,106           --       (4,181,946)   $(1,185,857)

Shares issued for services                   11,942,333        290,053           --             --             --          290,053
(Refund) of deposit of private placement           --             --          (25,000)          --             --          (25,000)
Reduction of conversion and warrant
derivative liability                               --           70,853           --             --             --           70,853
Loss on valuation of investment                    --             --             --         (200,000)          --         (200,000)
Shares issued for conversion of debenture    17,001,603        158,000                                                     158,000
Shares issued to debenture holder - other     7,219,882        196,753                                                     196,753
Shares returned under stock subscription    (16,000,000)      (624,000)                                                   (624,000)
Shares repurchased                             (204,000)        (1,910)                                                     (1,910)
Net loss for year ended January 31, 2006           --             --             --             --         (853,471)      (853,471)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Adjustment prior year subscribed stock                                                                                     735,824
Less subscribed stock                                                                                                     (111,824)
                                                                                                                       -----------

Balance January 31, 2006                     78,537,168    $ 3,681,556    $   115,106       (200,000)    (5,235,471)   $(1,550,633)


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                                                                                            April 24,
                                                                                              2002
                                                                                           (inception)
                                                                                             through
                                                                                           January 31,
                                                              Year ending    Year ending      2006
                                                              January 31,    January 31,  (Restated, see
                                                                 2006           2005          Note 9)
                                                              -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                           $  (853,471)   $(1,137,299)   $(5,035,471)
         Non-cash items included in net (loss):
                  Depreciation                                        447            446          1,340
                  Conversion and warrant derivative expense      (144,958)      (372,134)       142,861
                  Expenses paid by issuing stock                  290,053        691,550      2,655,633
                  Loss on investment                                 --             --           60,000
         Net change in operating assets and liabilities:
                  Accounts receivable                               9,472         (9,472)          --
                  Net investment in capital leases                 50,163           --           50,163
                  Prepaid expenses                                (21,583)        93,875         13,067
                  Inventory                                          --             --          (58,000)
                  Accounts payable and accrued liabilities        105,378         97,194        681,899
                                                              -----------    -----------    -----------
Net cash (used) by operating activities                          (564,499)      (635,840)    (1,488,508)

Cash flows from investing activities:
         Purchase of investments                                     --             --         (260,000)
         Purchase of property and equipment                          --             --           (2,233)
                                                              -----------    -----------    -----------
Net cash (used) by investing activities                              --             --         (262,233)

Cash flows from financing activities:
         Proceeds from bank loan                                  255,937           --          255,937
         Proceeds from advances - related parties                   2,291           --          427,943
         (Repayment) of advances - related parties                   --          (19,417)       (19,417)
         (Repayment) proceeds from common stock
         warrants                                                 (25,000)       140,106        115,106
         Proceeds from debenture                                     --             --          100,000
         Bank overdraft                                                91           --               91
         Proceeds from shareholder deposit                        105,000        360,000        465,000
         (Purchase) of common stock                                (1,910)          --           (1,910)
         Proceeds from issuance of common stock                   182,144        204,894        412,038
                                                              -----------    -----------    -----------
Net cash provided by financing activities                         518,553        685,583      1,754,788
                                                              -----------    -----------    -----------

Net (decrease) increase in cash                                   (45,946)        49,743          4,047

Cash at beginning of period                                        49,993            250           --
                                                              -----------    -----------    -----------
Cash at end of period                                         $     4,047    $    49,993    $     4,047
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                             $      --      $     3,519    $    10,193
         Income taxes                                         $      --      $      --      $      --

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

Organization and Description of Business

The Company was incorporated in the State of Delaware on April 24, 2002.

The Company is in the development stage and has had limited significant operations.

The Company's primary business activity is financing the purchase of computers, televisions and other electronic products through its Direct2Own division. The Company also provides stored value debit card programs and merchant accounts for credit and debit card processing through its subsidiary Direct Card Services, LLC.

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

The Company considers its 50% interest in DCS to be a controlling interest because, as sole managing member, it has management control in addition to its profit interest. Because DCS has a deficit equity position at January 31, 2006 and 2005, no minority interest has been recorded.

Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC.

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognized revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of the arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

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

Inventory

The company's inventory consists of credit card blanks and supplies and is valued at the lesser of cost or net realizable value using the average costing method.

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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities and the loss in valuation of an investment in a related company (Note
5).

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

Note 2 - Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained net operating losses and has insufficient working capital to complete its business plan. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management plans to raise additional capital to enable the Company to complete its business plan. There can be no assurance that management will be successful in raising additional capital sufficient to complete its business plan.

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

Note 4 - Property and Equipment

Components of property and equipment consist of:

                                                         Depreciation
                                                             Rate
                               Accumulated       Net         and
                       Cost    Depreciation     Amount      Method
                      ------   ------------     ------    ----------
January 31, 2005:
   Office Equipment   $2,233   $        893     $1,340    3 years SL
January 31, 2006:
   Office Equipment    2,233          1,340        893    3 years SL


Depreciation is provided in amounts sufficient to recover asset costs over their estimated useful lives.

Note 5 - Investment

During July 2003, the Company invested $200,000 in Optimum Pay USA, Inc. ("Optimum"). Optimum develops electronic payment systems. Optimum Pay USA, Inc. is a privately held company with headquarters in Irvine, California and offices in Covington, Kentucky. The company issued an unsecured promissory note to a shareholder of the company for 2.5 shares of Series A Convertible Preferred Stock of Optimum, which represents approximately two percent (2%) ownership of Optimum Pay USA, Inc. The promissory note was due July 31, 2005, and bears interest of three percent (3%), and is accounted for as described in Note 6. The investment is accounted for using the cost method and valued at the lower of cost or fair market value. During the quarter ended January 31, 2006, the Company determined that the decline in value of the investment in a related company was temporary. The Company believed that it had the ability and intent to hold the investment indefinitely. However, there was no basis to determine a forecasted recovery of fair value up to (or beyond) the cost of the investment. Accordingly, the Company has provided an allowance for the entire investment.


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

Note 6 - Advances from Stockholders and Related Parties

The Company has received advances from stockholders in the amount of $381,760. The advances are evidenced by unsecured promissory notes bearing interest rates of 3% to 6%. The notes are due prior to the year ending January 31, 2007.

Advances totaling $381,760 are the subject of efforts by Company management to retire the Promissory Notes for less than their stated face value. Negotiations with the Promissory Note holders are in progress, but not completed.

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

The conversion price is equal to the lesser of $1.00, or eighty per cent (80%) (the discount multiplier) of the average of the three lowest market prices during the ninety (90) day period prior to the holder's election to convert.

In addition to the right to convert the debenture, the holder was given, coinciding with the exercising of the debenture, a warrant until January 9, 2006, to purchase shares of the Company's common stock at an exercise price of $1.00 per share equal to ten times the dollar amount of the debentures being converted.

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


During November 2004, the Company further amended the debenture agreement. In accordance with the agreement, the Company delivered 20,000,000 shares of the Company's restricted common shares in the name of the debenture holder to an escrow agent which may be released to the debenture holder pursuant to valid debenture conversions and warrant exercise notices. The shares issued and held in escrow are recorded at the estimated value of the conversion and shown on the financials statements as subscribed stock.

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

During the year ending January 31, 2006, the debenture holder converted $38,513 of the principal of the debenture and received 17,001,603 shares of the Company's common stock and simultaneously issued 385,130 warrant shares for $385,130. The debenture holder also has deposited $105,000 with the Company to be used for future conversions.

On August 15, 2005, the Company entered into an addendum to the agreement with the debenture holder. The addendum provided the debenture holder would cancel the certificate for 20,000,000 restricted shares it was holding and the Company would issue twenty unrestricted certificates to the debenture holder for 1,000,000 shares each. The debenture holder returned 16,000,000 of the twenty 1,000,000 shares to the Company. The debenture holder subsequently returned the outstanding 4,000,000 shares.

Note 8 - Note Payable

On November 15, 2005, the Company ratified and approved a line of credit in the amount of $350,000. The term of the line of credit is revolving with an interest rate of 2% above prime. The loan is due November 2006. The Company's CEO and President personally guaranteed the repayment of the Company's line of credit and property owned by a family trust was provided to the bank as collateral to secure repayment.


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

Note 9 - Restatement of Financial Statements

In January 2003, the Company sold an 8% convertible debenture and issued a warrant for the purchase of common stock. In its original filings for the years ended January 31, 2005, 2004 and 2003, the Company failed to account for the embedded beneficial conversion feature in the debenture as required by EITF 98-5 and the application of EITF 00-19 and EITF 00-27. Similarly, the company omitted the derivative feature of requiring the conversion and warrant issuances to be in registered common stock. The Company has valued the embedded beneficial conversion feature using the prescribed formula in the debenture for determining the number of shares to be issued as applied in accordance with EITF 00-19. An amount of $308,322 was expensed on January 9, 2003, the commitment date, since the debenture was convertible at any time and the Warrants exercisable at the same dates.

Since the conversion warrant agreement requires the Company to physically settle the conversions only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the conversion in accordance with EITF 00-19 and record the above calculated amount as a liability and is disclosed as a conversion and warrant derivative liability.

The Company valued the conversion and warrant liability at fair value using the Black-Scholes formula applying the same assumptions as used for both the conversion and exercise features.

As the debenture conversions are made and the warrants are exercised, the derivative liability is proportionately reduced and the common stock amount increased. The conversion and warrant derivative liability was reduced by $72,009 for the year ended January 31, 2005, and the conversion and warrant derivative liability was reduced by $70,853 for the year ended January 31, 2006.

The Company remeasures the conversion and warrant liability quarterly following the original recording on the commitment date. The Company is prohibited by contract to issue shares that would cause the holder to own 5% or more of the Company's outstanding stock. The holder owned common stock on the measurement dates only at October 31, 2005.

In the accompanying financial statements increases in the liability are shown as interest expense and decreases as interest income.

The amounts charged to expense and credited to income for the periods measured are as follows.

                               Date        Expense or (income)
                         January 31, 2003   $     308,322
                         January 31, 2004         351,632
                         April 30, 2004          (351,195)
                         July 31, 2004           (163,166)
                         October 31, 2004         (45,959)
                         January 31, 2005         188,186
                         April 30, 2005            89,529
                         July 31, 2005           (166,201)
                         October 31, 2005         (37,777)
                         January 31, 2006         (30,509)

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

The net loss for the years ended January 31, 2003 and 2004, were restated and increased by $308,302 and $351,632, respectively for the conversion feature and warrant valuation.

Accordingly, the Company has restated its financial statements for the year ended January 31, 2005 to correct the omissions in the financial statements as previously filed.

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows of January 31, 2005.

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                                     ASSETS

                                                                     January 31,                     January 31,
                                                                        2005                            2005
                                                                     As Reported     Adjustments      Restated
                                                                     ------------    -----------     ----------
CURRENT ASSETS
           Total current assets                                           132,815                       132,815

PROPERTY AND EQUIPMENT
    Property and equipment, net of $893 and $447 depreciation               1,340                         1,340

OTHER ASSETS
    Investments                                                           200,000                       200,000
                                                                     ------------                    ----------
           Total assets                                              $    334,155    $               $  334,155
                                                                     ============                    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
           Total current liabilities                                      964,882                       964,882

LONG-TERM LIABILITIES
    Advances from stockholders, less current portion                      191,384                       191,384
    Advances from related party                                            26,435                        26,435
    Conversion and warrant derivative liability                              --          215,811        215,811
    Debenture payable                                                     121,500                       121,500
                                                                      -----------    -----------    -----------
           Total liabilities                                            1,304,201        215,811      1,520,012

Commitments and contingencies                                                --                            --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 58,577,350 shares issued and outstanding at January
31, 2005                                                                3,987,586       (395,779)     3,591,807
      Common stock warrants                                               140,106                       140,106
      Subscribed stock                                                   (735,824)                     (735,824)
    (Deficit) accumulated during the development stage                 (4,361,914)       179,968     (4,181,946)
                                                                      -----------    -----------    -----------
           Total stockholders' (deficit)                                 (970,046)      (215,811)    (1,185,857)
                                                                      -----------    -----------    -----------

           Total liabilities and stockholders' equity (deficit)       $   334,155    $      --      $   334,155
                                                                      ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

                                               Year ending
                                               January 31,                     January 31,
                                                  2005                            2005
                                               As reported     Adjustments       Restated
                                               ------------    ------------    ------------
Revenues                                       $     12,331    $               $     12,331
Cost of sales                                         4,501                           4,501
                                               ------------    ------------    ------------
    Gross Profit                                      7,830                           7,830

Costs and Expenses:
    Consulting expense paid by issuing stock        691,550                         691,550
    Consulting expense paid by cash                 116,948                         116,948
    Professional fees                               268,911                         268,911
    Advertising and marketing                        70,645                          70,645
    General and administrative                      317,926                         317,926
    Rent expense                                     24,000                          24,000
                                               ------------    ------------    ------------
         Total                                    1,489,980                       1,489,980

Earnings (loss) from operations                  (1,482,150)                     (1,482,150)

Interest income                                        --           560,320         560,320
Interest expense                                    (27,283)       (188,186)       (215,469)
                                               ------------    ------------    ------------

Net (loss)                                     $ (1,509,433)   $    372,134    $ (1,137,299)
                                               ============    ============    ============


(Loss) per share                               $       (.05)   $               $       (.05)
                                               ============    ============    ============

Weighted average shares outstanding              30,904,963                      30,904,963
                                               ============    ============    ============


        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)


                                                              January 31,                   January 31,
                                                                 2005                          2005
                                                              As reported    Adjustments     Restated
                                                              -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                           $(1,509,433)   $   372,134    $(1,137,299)
         Non-cash items included in net (loss):
                  Depreciation                                        446                           446
                  Conversion and warrant derivative expense      (372,134)      (372,134)
                  Expenses paid by issuing stock                  691,550                       691,555
         Net change in operating assets and liabilities:
                  Accounts receivable                              (9,472)                       (9,472)
                  Prepaid expenses                                 93,875                        93,875
                  Accounts payable and accrued liabilities         97,194                        97,194
                                                              -----------    -----------
Net cash (used) by operating activities                          (635,840)          --
                                                                                               (635,840)

Cash flows from financing activities:
         (Repayment) of advances - related parties                (19,417)                      (19,417)
         Proceeds from common stock warrants                      140,106                       140,106
         Shareholder deposit                                      360,000                       360,000
         Proceeds from issuance of common stock                   204,894                       204,894
                                                              -----------    -----------    -----------
Net cash provided by financing activities                         685,583                       685,583
                                                              -----------    -----------    -----------

Net increase in cash                                               49,743                        49,993

Cash at beginning of period                                           250           --             --
                                                              -----------    -----------    -----------
Cash at end of period                                         $    49,993    $              $    49,993
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                             $     3,519    $              $     3,519
         Income taxes                                         $      --      $      --      $      --


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

During the fiscal year ended January 2006, the Company issued an additional 7,850,000 shares of its common stock to related parties for services, which was valued at estimated fair value of $153,500 (weighted average $.02 per share) based on quoted market prices on the date of the transaction.

During the fiscal year ended January 2006, the Company issued an additional 5,108,333 shares of its common stock for services, which was valued at estimated fair value of $167,833 (weighted average $.04 per share) based on quoted market prices on the date of the transaction.

The Company also issued stock and warrants with a private placement memorandum in 2005. The Company was authorized to sell up to a maximum of 50 Units, with each Unit consisting of either: (1) 200,000 Rule 144 restricted common shares;
(2) 100,000 Rule 144 restricted common shares plus a separate warrant entitling the holder to purchase up to 50,000 shares of free trading stock exercisable at $0.10 per share for a period of two years from the date of investment pursuant to the terms and conditions of the warrant; or (3) a warrant for 167,000 shares of free trading stock exercisable at $0.02 per share with each warrant convertible into 1.5 shares of stock exercisable for a period of two years from the date of the investment, but not prior to six months from the date of investments pursuant to the terms and conditions of the warrant (each, a "Unit"). The selection of Unit Type 1, Unit Type 2 or Unit Type 3 (or a combination thereof with the approval of the Company) was at the option of the investor. The Company issued 2,300,000 shares of common stock under the private placement memorandum. Warrants issued were as follows:

         Exercise Price    Expires    Number
         --------------    -------    -------
              $.10          2007      127,500
              $.02          2007       12,606

The Company refunded five Units in the amount of $25,000 from the Private Placement Memorandum to four investors during the year ended January 31, 2006.


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

The Company entered into a consulting agreement dated December 31, 2005, with two individuals. In consideration of the Consulting Services to be provided, the Company shall issue 100,000 shares of Rule 144 restricted common stock to each of the individuals. The agreement is in effect for one year.

Note 11 - Related Party Transactions

During the year ended January 31, 2005, the Company incurred legal fees with a law firm, in which the Company's CEO is a partner, in the amount of $186,617, all of which is unpaid at year-end.

During the year ended January 31, 2006, the Company incurred legal fees with the above mentioned law firm in the amount of $181,750.

As of January 31, 2006, a director of the Company was the president of a significant business related to the Company because it provides third party processing and technology to the Company as part of its stored value card programs. As of March 1, 2006, this individual is no longer a director of the Company.

Note 12 - Income Taxes

As of January 31, 2006, the Company had approximately $4,850,000 of net operating loss carryover that expires in 2023 through 2026. A change in the ownership of more than 50% of the Company may result in the inability of the Company to utilize the carryover. The Company had an estimated deferred tax asset of $446,200 related to the net operating loss carryover, including an addition of $87,200 for the current year. Carryforwards previously incurred by the Company are not available due to restrictions when ownership changes. A valuation allowance has been provided for the total amount of the deferred tax asset, including the current year addition, since the amounts, if any, of future revenues necessary to be able to utilize the carryover, are uncertain.

The overall effective tax rate differs from the Federal statutory tax rate for the year ended January 31, 2006 as follows:

                                                            % of Pre-tax
                                                           income (loss)
                                                           --------------
          Tax provision based on Federal statutory rate           34.0%
          State tax, net of Federal benefit                        2.3%
          Surtax exemption                                       (27.1%)
                                                           --------------
          Estimated tax rate                                       9.2%
          Valuation allowance                                     (9.2%)
                                                           --------------
          Effective tax rate                                       0.0%
                                                           ==============

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

Note 13 - Concentration of Risk

Through its subsidiary Direct Card Services, LLC, the Company is dependent on a marketing agreement with a major bank for its future revenue regarding bankcard processing.

Note 14 - Commitments and Contingencies

Through March 1, 2006, the Company rents its office space on a month-to-month basis.

The Company entered into an agreement with Optimum Pay, Inc. to manage the data functions related to its Direct Card Services, LLC Personal Advantage Media Card. The Company incurs costs and fees with Optimum Pay, Inc. when the Company issues individual debit cards from the Direct Card Services, LLC Personal Advantage Media program. Earlier debit card programs between the Company and Optimum Pay, Inc. have been terminated. With the termination of these other debit card programs any ongoing obligation to Optimum Pay, Inc. for these terminated programs have ended.

Note 15 - Subsequent Events

Contingencies

On February 3, 2006, the Company was named as a defendant in a civil complaint with the County of San Diego Superior Court. The holder of the Company's debenture loan filed a complaint for breach of contract based upon an allegation that the Company failed to repay alleged monies due and payable under a pre-existing convertible debenture, as amended, between the Company and the holder of the debenture. The Company denies any liability under the complaint and has cross-complained against the debenture holder and certain individuals for damages caused to the Company by reason of their acts and omissions. Contingencies exist with respect to this litigation matter and the ultimate resolution of which cannot be presently determined. Accordingly, there can be no assurance that the Company will prevail in this litigation.

Lease

The Company leased new office space for the period from April 1, 2006 to March 31, 2009. The following is the expected base rental expenses for the fiscal years to March 31, 2009.

                          Period ended        Amount
                        ----------------    -----------
                        January 31, 2007    $    52,898
                        January 31, 2008         61,966
                        January 31, 2009         63,825
                        January 31, 2010         10,689

        The accompanying notes are an integral part of these statements.

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

Stock Repurchase

On April 28, 2006, the Company completed the repurchase of 1,491,200 shares of its common stock in the open market and has cancelled an additional 5,000,000 shares of common stock in combination with its repurchase of shares. The combined amount of cancelled or repurchased shares is 8.1% of the Company's total outstanding number of shares.

Financing

On March 6, 2006, the Company entered into a Revolving Loan and Security Agreement with a limited liability company. Pursuant to the Agreement the Company may borrow up to $5,000,000 on a revolving basis with simple interest at 22%. Under the terms of the Agreement the Company is to repay any borrowed funds on a twelve month amortized basis, including principal and interest, from the activities of Direct2Own, a division of the Company. The loan proceeds are secured by customer contracts originated by Direct2Own through the loan proceeds. The Agreement has a term until December 1, 2009.

Note 16 - Recent Accounting Pronouncements

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A Development Stage Company)

During 2004, the FASB issued SFAS No. 151, "Inventory costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", and SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29". During 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections-a replacement of APB Opinion 20 and FASB No. 3". We do not believe the impact of adoption of these statements will be significant to our overall results of operations or financial position.

On December 16, 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after December 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. The Company intends to adopt this new standard during the first fiscal quarter of 2006.

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

ITEM 8B. OTHER INFORMATION

On March 6, 2006, the Company entered into a Revolving Loan and Security Agreement with a limited liability company. Pursuant to the Agreement the Company may borrow up to $5,000,000 on a revolving basis with simple interest at 22%. Under the terms of the Agreement the Company is to repay any borrowed funds on a twelve month amortized basis, including principal and interest, from the activities of Direct2Own, a division of the Company. The loan proceeds are secured by customer contracts originated by Direct2Own through the loan proceeds. The Agreement has a term until December 1, 2009.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                      AGE   POSITION
         ----                      ---   --------
         T. Randolph Catanese      48    Chief Executive Officer and Director
         Daniel Brandt             28    Chief Financial Officer
         Douglas Hume              34    Director

T. RANDOLPH CATANESE, CHIEF EXECUTIVE OFFICER AND DIRECTOR. From 1983 to the present, Mr. Catanese has been practicing as an attorney in the State of California and is an active member of the California Bar Association. In this capacity, Mr. Catanese has represented clients in general business and commercial matters. In May of 2002 he founded Direct Card Services, LLC, a wholly owned subsidiary of Direct Response Financial Services, Inc. Mr. Catanese has acted as Managing Member of Direct Card Services, LLC since its inception. Mr. Catanese graduated from the University of Arizona with a Bachelor of Arts degree in 1980. Additionally, Mr. Catanese attended Pepperdine University School of Law where he received his Juris Doctorate in 1983.

DANIEL BRANDT, CHIEF FINANCIAL OFFICER. From 2005 to the present, Daniel Brandt serves as a Director of Equities for Park Avenue Securities, where he manages more than 50 registered brokers. From 2002 to 2005, Mr. Brandt was a Financial Advisor for Merrill Lynch, where he managed the wealth of many individuals and companies in the Los Angeles area. From 2001 to 2002, Mr. Brandt joined UBS PaineWebber, where he acquired all necessary securities licenses and started building his high net worth clientele. Mr. Brandt has been involved in more than $2 billion in investment banking deals. He was educated at Arizona State University from 1996 to 2000, where he obtained a BS in Supply Chain Management, a BA in Spanish and a minor in International Business on an academic scholarship and was a member of the ASU Honors College.

DOUGLAS R. HUME, ESQ, DIRECTOR. Mr. Hume has served as general counsel to our company over the past fiscal year. He is a member of the California Bar Association. He will continue to act as general counsel to our company.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of
Business   Conduct   and   Ethics   will   be   posted   on   our   website   at
http://www.DRFS.net.

Executive Officers of the Company

Officers are appointed to serve at the discretion of the Board of Directors. None of our executive officers or directors has a family relationship with any other of our executive officers or directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any Forms 3, 4 and/or 5 which certain of our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our President and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending January 31, 2006, 2005 and 2004:

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                           Other
                                                           Annual      Restricted    Options       LTIP
   Name & Principal                Salary       Bonus      Compen-       Stock         SARs(#)     Payouts   All Other Comp-
       Position           Year       ($)         ($)     sation ($)    Awards ($)                    ($)     ensation($)(1)
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
T. Randolph Catanese,     2006        0           0           0            0             0            0           30,000
CEO, President and        2005        0           0           0          75,000          0            0             0
Director                  2004        0           0           0            0             0            0             0
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
Ted Kozub, Fmr. CFO, CEO  2006        0           0           0            0             0            0             0
and Director              2005      14,000        0           0            0             0            0           12,500
                          2004       9,000        0           0           27,500         0            0            2,500
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------
Daniel Brandt, CFO        2006        0           0           0            0             0            0             0
------------------------ ------- ------------ ---------- ------------ ------------- ----------- ------------ --------------

(1) - Includes unrestricted stock awards issued pursuant to S-8 registration.

No options were granted or exercised during our fiscal year ended January 31, 2006.

Directors were entitled to receive $1,000 per quarter for service and expenses for director meetings. The Company is obligated to pay these fees, but to date not all fees have been paid to serving directors.

During the fiscal year ending January 31, 2006, the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

Other than base salaries, there were no additional compensation plans or policies in place for any executive officer as of January 31, 2006. Restricted stock compensation to officers was issued in lieu of salary and approved by the Board of Directors. Unless noted, all stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Direct Response Financial Services, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Direct Response Financial Services, Inc.

OPTION GRANTS IN LAST FISCAL YEAR

There were no grants of stock options/SARs made during the fiscal year ended January 31, 2006.

                                             OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
                Individual Grants
                            Percent of                                Potential Realizable Value
                              Total                                     at Assumed Annual Rates         (Alternative to
                             Options/                                 of Stock Price Appreciation     Potential Realizable
                               SARs                                        For Option Term                   Value)
               Options/     Granted to                                ---------------------------     --------------------
                 SARs        Employees     Exercise
               Granted      in Fiscal     Base Price    Expiration                                         Grant Date
Name             (#)           Year         ($/Sh)         Date             5%($)     10%($)             Present Value $
----           --------     ----------    ----------    ----------          -----     ------             ---------------
Not Applicable


OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

There were no exercises of any stock options during the fiscal year ended January 31, 2006 and there were no unexercised options at the fiscal year-end.



              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                  Value of Unexercised
                                                 Number of Unexercised                In-the-Money
                 Shares                             Option/SARs at                   Option/SARs at
                Acquired                              FY-End(#)                        FY-End ($)
                  on            Value        -----------------------------     -----------------------------
Name           Exercise(#)    Realized($)    Exercisable     Unexercisable     Exercisable     Unexercisable
----           -----------    -----------    -----------     -------------     -----------     -------------
Not Applicable

EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its Chief Financial Officer, Daniel Brandt, dated March 22, 2006. The Agreement is on an at-will basis for a term of 24 months, which is automatically renewed for an additional 12 months unless terminated by the parties as set forth therein, and provides that Mr. Brandt shall be paid a salary of $5,000 per month. Additionally, Mr. Brandt will be granted 500,000shares of restricted common stock vesting monthly over the 24 month term of the Agreement. Further, Mr. Brandt has the opportunity to receive incentive bonus compensation and stock grants based upon performance.

Employment, non-disclosure and non-circumvention agreements exist between the Company and certain employees and independent contractors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  certain  information   regarding  beneficial
ownership of our common stock as of May 12, 2006, by

o each person who is known by us to beneficially own more than 5% of our common stock;

o     each of our officers and directors;

o     all of our officers and directors as a group.


                   NAME AND ADDRESS             NUMBER OF         PERCENTAGE OF
TITLE OF CLASS     OF BENEFICIAL OWNER          SHARES            CLASS*
--------------     -------------------          -----------       -------------

Common Stock       T. Randolph Catanese         6,162,800                 8.23%

Common Stock       Douglas R. Hume              1,322,199                 1.77%

Common Stock       Daniel Brandt                  751,700                 1.00%

Common Stock       Officers and directors
                    as a group of 3             8,236,699                 11.01%


Based on 74,841,168 shares of our common stock issued and outstanding as of May 12, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since June of 2002, the Chief Executive Officer of the Company and manager of one of our subsidiaries has provided loan funds from personal sources to the Company and from sources of a law firm of which the Chief Executive Officer is a principal. As of the date hereof, these loan funds due equal $32,673. These funds are partially evidenced by a promissory note due by the Company to this individual in the amount of $20,825. The note is unsecured, bears 6% interest, and is due April 16, 2006.

During year ended January 31, 2006, we have incurred legal fees with a law firm, in which a partner is also the Chief Executive Officer of the Company and manager of one of our subsidiaries, in the amount of $181,750, all of which is unpaid.

In addition, the Company received a corporate loan, line of credit, with First Private Bank & Trust, Los Angeles, California on November 3, 2005. As part of the loan requirements the bank required that the Chief Executive Officer of the Company sign a personal guarantee for the loan proceeds and agree to securitize the loan with a deed of trust recorded against the Chief Executive Officer's personal residence. Concurrent with the loan closing, the Company entered into an indemnification and hold harmless agreement with the Chief Executive Officer whereby the Company agreed to indemnify and hold harmless the Chief Executive Officer from any liability or obligations in connection with the line of credit with First Private Bank & Trust.

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

      10.15 Addendum to Convertible Debenture and Warrant between the Company and La Jolla dated November 8, 2004 (Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005)

      10.16 Strategic Alliance Agreement between Direct Card Services, LLC and Info Touch USA, Inc. dated December 7, 2004 (Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.17 Agreement for Custom Pre-Paid Stored Value Debit Card between the Company and Super A Foods, Inc. dated February 21, 2005 (Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.18 Letter of Understanding between Direct Card Services, LLC and ROI Media Solutions, LLC dated February 24, 2005(Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.19 Joint Marketing Agreement between the Company, Direct Card Services, LLC and del Rey Financial, Inc. dated February 23, 2005(Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.20 Letter Agreement between Direct Card Services, LLC, Optimum Pay USA, Inc. and Poder de Compra, Mexico, SA dated March 24, 2005(Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.21 Consulting Services Agreement between the Company and GMCRNet.com, Inc. dated March 11, 2005(Incorporated by reference to our Form 10-KSB for the year ended January 31, 2005).

      10.22 Key Executive Employment Agreement dated as of March 22, 2006 by and between the Company and Daniel Brandt (filed herewith).

      10.23 Revolving Loan and Security Agreement dated March 6, 2006 by and between the Company and Ravinia Funding LLC (filed herewith).

      10.24 Form of Warrant issued to Ravinia Funding LLC (filed herewith).

      10.25 Form of Secured Revolving Note issued to Ravinia Funding LLC (filed herewith).

      31.1  Certification by Chief Executive  Officer pursuant to Sarbanes Oxley
      Section 302.

      31.2  Certification by Chief Financial  Officer pursuant to Sarbanes Oxley
      Section 302.

      32.1  Certification  by Chief  Executive  Officer  pursuant  to 18  U.S.C.
      Section 1350

      32.2  Certification  by Chief  Financial  Officer  pursuant  to 18  U.S.C.
      Section 1350


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Miller and McCollom billed us $21,575 and $13,750 for services rendered for the audit of our annual consolidated financial statements for the years ended January 31, 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by Miller and McCollom for services rendered to the Company, other than services covered in "Audit Fees" for the fiscal year ended January 31, 2006 were $0. Miller and McCollom did not perform any services which directly or indirectly related to the operation of, or supervision of the operation of, our information systems or management of our local area network.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DIRECT RESPONSE FINANCIAL SERVICES, INC.

                                 BY: /s/ T. Randolph Catanese
                                 -------------------------------------
                                 T. Randolph Catanese, Chief Financial
                                 Officer (Principal Executive Officer)

                                 May 24, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                       TITLE                          DATE
            ----                       -----                          ----

/s/ T. Randolph Catanese           CEO and Director               May 24, 2006
---------------------------
T. Randolph Catanese


/s/ Daniel Brandt                  CFO                            May 24, 2006
---------------------------
Daniel Brandt


/s/ Douglas Hume                   Director                       May 24, 2006
---------------------------
Douglas Hume