Form 10QSB
period 2006-04-30
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2006-06-16
CIK 1121076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended: April 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 74,841,168 as of June 15, 2006.

Transitional Small Business Disclosure Format: |_| YES |X| NO

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 2006


                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS AND NOTES                               F-1 - F-8
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


                                 April 30, 2006


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

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                        F-4

Notes to Consolidated Financial Statements                                   F-5

                                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                          CONSOLIDATED BALANCE SHEETS

                                                     ASSETS
                                                                                      April 30,     January 31,
                                                                                        2006           2006
                                                                                     (Unaudited)      (Note 1)
                                                                                     -----------    -----------
CURRENT ASSETS
    Cash                                                                             $         7    $     4,047
    Net investment in capital leases                                                      53,198         50,371
    Accounts Receivable net of allowance for doubtful accounts                                --             --
    Inventory                                                                             58,000         58,000
    Prepaid Expense                                                                       36,933         36,933
                                                                                     -----------    -----------
           Total current assets                                                          148,138        149,351

PROPERTY AND EQUIPMENT
    Net of $1,531 and $1,340 depreciation at April 30, 2006 and                           20,246            893
    January 31, 2006

OTHER ASSETS
    Investments                                                                          200,000        200,000
    Less valuation allowance                                                            (200,000)      (200,000)
                                                                                     -----------    -----------
           Total assets                                                              $   168,384    $   150,243
                                                                                     ===========    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Bank notes payable                                                               $   340,171    $   255,937
    Revolving loan payable                                                               105,399             --
    Debenture payable                                                                     92,342         92,342
    Bank overdraft                                                                        10,753             --
    Accounts payable                                                                     160,563        115,826
    Accounts payable - related party                                                     650,346        596,300
    Accrued expenses                                                                      70,602         66,396
    Shareholder deposit                                                                  165,000        165,549
    Advances from related party                                                           62,667         26,766
    Advances from stockholders, current portion                                          381,760        381,760
                                                                                     -----------    -----------
           Total current liabilities                                                   2,039,603      1,700,876
                                                                                     -----------    -----------
           Total liabilities                                                           2,039,603      1,700,876

Commitments and contingencies                                                                 --             --

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - authorized 100,000,000 shares, no par
      value, 77,349,968 and 78,537,168 shares issued and
      outstanding at April 30, 2006 and January 31, 2006                               3,556,164      3,681,556
      Common stock warrants                                                              112,606        115,106
    Accumulated other comprehensive (loss)                                              (200,000)      (200,000)
      Subscribed stock                                                                        --       (111,824)
    (Deficit) accumulated during the development stage                                (5,339,989)    (5,035,471)
                                                                                     -----------    -----------
           Total stockholders' equity (deficit)                                       (1,871,219)    (1,550,633)
                                                                                     -----------    -----------
           Total liabilities and stockholders' equity (deficit)                      $   168,384    $   150,243
                                                                                     ===========    ===========

                             DIRECT RESPONSE FINANCIAL SERVICES, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                                                       April 24, 2002
                                                       Three Months    Three Months     (inception)
                                                       Ending April    Ending April    through April
                                                         30, 2006        30, 2005        30, 2006
                                                       ------------    ------------    ------------
Revenues                                               $         36    $         19    $     37,702
Cost of sales                                                    --              --           5,888
                                                       ------------    ------------    ------------
         Gross Profit                                            36              19          31,814
Lease financing interest                                     18,956              --          30,899
                                                       ------------    ------------    ------------
         Total                                               18,992              19          62,713

Costs and Expenses:
         Consulting expense paid by issuing stock                --         270,000       2,760,758
         Consulting expense paid by cash                     51,773          51,000         304,168
         Professional fees                                   71,056          67,997         839,663
         Advertising and marketing                           99,690           3,295         343,834
         General and administrative                          70,156         141,533         738,016
         Rent                                                19,576           6,000         108,432
                                                       ------------    ------------    ------------
         Total                                              312,251         539,825       5,094,871

Earnings (loss) from operations                            (293,259)       (208,011)     (5,032,158)

Interest expense                                            (17,260)         (5,874)       (249,141)
Loss on investment                                               --              --         (60,000)
                                                       ------------    ------------    ------------
Net (loss)                                             $   (310,519)   $   (545,680)   $ (5,341,299)

(Loss) per share                                       $       (.01)   $       (.01)   $       (.15)


Weighted average shares outstanding                      77,635,218      71,184,796      37,817,178


                                DIRECT RESPONSE FINANCIAL SERVICES, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (UNAUDITED)

                                                                                             April 24,
                                                                 Three          Three          2002
                                                                 Months         Months      (inception)
                                                                 Ending         Ending        through
                                                               April 30,       April 30,     April 30,
                                                                  2006           2005          2006
                                                              -----------    -----------    -----------
Cash flows from operating activities:
         Net (loss)                                           $  (310,519)   $  (545,680)   $(5,341,299)
         Non-cash items included in net (loss):
                  Depreciation                                        191            112          1,531
                  Conversion and warrant derivative expense            --             --        142,861
                  Expenses paid by issuing stock                       --        270,000      2,655,633
                  Loss on investment                                   --             --         60,000
         Net change in operating assets and liabilities:
                  Accounts receivable                                  --          9,384             --
                  Net investment in capital leases                 (2,827)            --         47,336
                  Prepaid expenses and deposits                        --        (53,937)        13,067
                  Inventory                                            --             --        (58,000)
                  Accounts payable and accrued liabilities        109,079         50,268        786,287
                                                              -----------    -----------    -----------
Net cash (used) by operating activities                          (204,076)      (269,853)    (1,692,584)

Cash flows from investing activities:
         Purchase of investments                                       --             --       (260,000)
         Purchase of property and equipment                       (19,543)            --        (21,776)
                                                              -----------    -----------    -----------
Net cash (used) by investing activities                           (19,543)            --       (281,776)

Cash flows from financing activities:
         Proceeds from revolving loans                            189,633        445,570
         (Repayment) of loans --related parties                        --             --        (19,417)
         Proceeds from shareholder deposit                             --             --        465,000
         (Repayment) of shareholder deposit                          (549)          (549)
         Proceeds from loans payable - related parties             35,901          6,624        463,844
         Proceeds from common stock warrants                           --             --        115,106
         Proceeds from issuance of common stock                        --        185,595        412,038
         (Purchase) of common stock                               (16,068)            --        (17,978)
         Proceeds from debenture                                       --             --        100,000
         Bank overdraft                                            10,662         28,272         10,753
                                                              -----------    -----------    -----------
Net cash provided by financing activities                         219,579        220,491      1,974,367
                                                              -----------    -----------    -----------
Net increase (decrease) in cash                                    (4,040)       (49,362)             7
Cash at beginning of period                                         4,047         49,993             --
                                                              -----------    -----------    -----------
Cash at end of period                                         $         7            631              7
                                                              ===========    ===========    ===========

Supplemental disclosure of cash flow information:
Noncash transactions
    Note payable issued for acquisition of  investment                 --             --        220,000
Cash paid during the period for:
   Interest                                                   $        --    $        --    $    10,193
   Income taxes                                               $        --    $        --    $        --

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying consolidated financial statements included herein have been prepared by Direct Response Financial Services, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2006 audited financial statements and the accompanying notes thereto contained in the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Amounts shown for January 31, 2006 were taken from the audited financial statements of that date.

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

NOTE 3- CONTINGENCIES

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

NOTE 4 - FINANCING

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

                    DIRECT RESPONSE FINANCIAL SERVICES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - ACCOUNTING FOR STOCK-BASED COMPENSATION

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R revised SFAS 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company does not have any employee stock-based arrangements as of April 30, 2006 or any unvested arrangements for prior periods.

Other equity-based awards for which stock-based issuance costs were recorded were measured at fair value on the date of grant and as of each period end reported thereafter and were generally grants of registered stock awards.

During the three months ended April 30, 2006, in connection with the financing agreement described in Note 4, the Company on March 17, 2006 entered into a common stock warrant agreement with the lender that grants a warrant to purchase shares of common stock equal to 5% of funds advanced under the loan agreement at a price equal to the average market price for the ninety (90) day period prior to the issuance date, based upon the lowest price of the common stock during any trading date. The warrants expire thirty-six (36) months after the issue date.

Based upon the above method, the Company has estimated and accrued a liability for the fair value as of April 30, 2006, of $4,691 as additional interest expense. The computation is based upon the Black-Scholes option pricing model to determine the estimated fair value of the warrants using an estimated life of thirty-six (36) months, a risk free interest rate of 4.64 %, a volatility of
150.1 % and a zero dividend rate.

NOTE 6 - LEASE

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

NOTE 7 - STOCK REPURCHASE

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

During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

Direct Response Financial Services, Inc. and its subsidiaries generated gross sales of $23,257 and net income (loss) of ($853,471) from operations for the twelve month period ending January 31, 2006. During the period of operations ending January 31, 2005, the Company generated gross sales of $12,331 and net income (loss) of $1,137,299. The significant decrease in net loss and increase in gross sales was due in significant part to the activities of the Company's subsidiary Direct2own.

In the previous fiscal quarter (ending April 30, 2006), the Company was successful in creating customer sales through the Direct2Own division. The Company treats its customer sales as actual sales for business purposes. However, the Company's financial statements reflect these sales as lease payments and the financial statements do not immediately recognize revenue from such sales due to applicable accounting rules. (For example, on the Company's Consolidated Balance Sheets under CURRENT ASSETS, under the description of "Net investment in capital leases" amounts shown are composed of the cost of the consumer electronic product less the down payment received plus any unearned revenue. The unearned revenue is shown as a current liability in the balance sheet. Some of the Company's activities were counted as actual sales and were booked accordingly. This affected the reconciliation of all sales by the Company noted hereafter to the numbers identified in the accompanying financial statements.) Total sales in fiscal year ending January 31, 2006, equaled $159,116, which comprised $41,593 of cash received from customers (representing their down payments for consumer electronics purchased from the Company) and $117,523 representing accounts receivable owed by customers to the Company. These accounts receivable are due and payable to the Company monthly or bi-monthly and if all payments are made customer contracts are fully completed within one year after the contract is created. Importantly, the Company has met all of its obligations to its customers at such time as its customers receive ordered consumer products from the Company. Thereafter, the Company interfaces with the customer primarily for collection of funds, if a customer is late on payment, or if the customer has a question. Warranty obligations are borne by the manufacturers of the consumer electronics sold by the Company. The Company bears no warranty obligation to its customers.

Following fiscal year end January 31, 2006, and for the fiscal quarter from February 1, 2006, through April 30, 2006, the Company had additional completed orders of approximately $371,000, which comprised approximately $83,000 of cash received from customers (representing their down payments for consumer electronics purchased from the Company plus monthly payments received) and approximately $288,000 representing accounts receivable owed by customers to the Company.

The increase in gross sales from the prior year was a direct result of the Company's initiation of the Direct2own division. The Company had nominal contributions to gross sales from its Direct Card Services group for the three month period ending April 30, 2006. This was a consequence of management's decision to limit the activities of the Direct Card Services group pending the activation of the VISA debit card loading network which is scheduled to go on line in the summer or fall of 2006. The VISA debit card loading network should be available at most VISA bank members. At such time as the VISA debit card loading network is widely available the Company intends to promote its in-house branded debit card products utilizing the VISA or MasterCard networks through the Company's existing bank relationships.

The major basis for the increase in reported net loss in years ending 2004, 2005 and 2006 was a reclassification of certain rights granted to La Jolla Cove Investors, Inc. in years prior to January 9, 2006, in connection with a debenture agreement between the Company and La Jolla Cove Investors, Inc. As of January 9, 2006, the agreement between the Company and La Jolla by its terms ended. The Company was requested by the Securities and Exchange Commission to amend and restate its financials for years ended January 31, 2005 and 2004 to account for certain conversion derivative and warrant derivative liabilities related to the debenture and warrant rights therein. Accordingly, the Company did amend and restate its financials and filed the same with the SEC on March 22, 2006. The effect of the restated treatment of the La Jolla rights resulted in an increase of $2,462,040 in net losses as of January 31, 2005, attributable $1,443,020 to conversion derivative liability and

$1,019,020 to warrant derivative liability. The calculation of these liabilities is fully discussed in Note 8 of the Company's 10-KSB/A amended and restated financial statements.

During the previous fiscal year and quarter the Company initiated the following actions and strategies to advance its business -

      o The Company conceived of and started a new division called Direct2own which markets via the Internet, tv, print and other media. This division offers select consumer electronics such as brand name computers and tvs to consumers in the sub-prime credit market. www.direct2own.com. This group focuses on the sub-prime credit consumer who is looking to acquire a consumer electronic product regardless of price since the consumer needs financial assistance from the Company to acquire the consumer product.

      o The Company conceived of and started a new division called Direct2own Electronics which markets and sells select groupings of premier audio and video components to those consumers who want the best in car or home audio/video. www.d2oelectronics.com. This ---------------------- group focuses on those consumers who want the best in car and home audio/video at the best price. The Company collects full payment from these consumers at the time of sale. What is unique about the business model and product offerings of this group is that the products are generally offered in groups which include all electronic cables, components, batteries, etc. which are specifically selected to function with the audio/video units selected by the customer. By doing so the division makes it easy for the consumer to buy all they need for a successful audio/video installation or upgrade. The product lines offered by this group and the combination of product packages is very unique in the consumer electronic retail industry and will set the Company apart from most of its competitors in this space.

      o The Company re-modeled its Direct Card Services group to focus on implementing its core business strategy - the offering and distribution of pre-paid debit cards - to coincide with the successful launch of the VISA debit card loading network. By coordinating pre-paid debit card offers with the start and expansion of the VISA debit card loading network, the Company has a higher certainty that the utility of its debit cards will be recognized by the consumer and accordingly the demand for the Company's debit cards will increase since the ability for a customer to load a debit card offered by the Company at any VISA bank partner should prove compelling to the consumer.

Liquidity - The Company will need additional capital for the anticipated expansion of its Direct2own division and the start-up and growth of its recently launched Direct2own Electronics group. The Company anticipates meeting this need through - a) existing cash flow from customer contracts with Direct2own, b) cash from a Company credit line with Ravinia Funding, LLC, and c) cash from additional credit lines with First Private Bank & Trust (the Company's existing bank lender).

      Short Term - On a short term basis Management believes that income from operations of the Direct2own division will generate sufficient cash to meet current overhead requirements. In order to meet the cash needs for growth and expansion, the Company will need to rely on existing lines of credit, potential new lines of credit, and equity financing to the extent the same is practicable.

      Long Term - In order to fund longer term growth for the Company it will become necessary for the Company to raise capital either through a debt or equity facility. As the Company succeeds in its business model the cost of funds to the Company should decrease as its business risk is lowered through historical confirmation that its business model is profitable.

CAPITAL RAISING ACTIVITIES

We have engaged in the following financing activities and require additional capital to expand operations to a level where revenues sufficient to sustain operations can be generated.

REVOLVING LOAN AND SECURITY AGREEMENT

On March 6, 2006, the Company entered into a Revolving Loan and Security Agreement with a Ravinia Funding, LLC. Pursuant to the Agreement the Company may borrow up to $5,000,000 on a revolving basis with simple interest at 22%. A condition precedent to any request for loan funds is the Company's delivery of acceptable customer contracts as collateral. Ravinia Funding provides loan funds to the Company in a ratio based upon approved customer contracts between the Company and its customers. Under the terms of the Agreement the Company is to repay any borrowed funds on a twelve month amortized basis, including principal and interest, from the activities of Direct2Own, a division of the Company. The loan proceeds are secured by customer contracts originated by Direct2Own through the loan proceeds. The Agreement has a term until December 1, 2009.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, "Share-Based Payment" (SFAS 123R). SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Please refer to Note 5 of the Company's Financial Statements for more information.

ITEM 6. EXHIBITS

31.1  Certification by Chief Executive Officer pursuant to Sarbanes-Oxley
      Section 302: Provided Herewith

31.2  Certification by Chief Financial Officer pursuant to Sarbanes-Oxley
      Section 302: Provided Herewith

32.1 Certification by Chief Executive Officer pursuant to 18 U.S. C. Section 1350: Provided Herewith

32.2 Certification by Chief Financial Officer pursuant to 18 U.S. C. Section 1350: Provided Herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIRECT RESPONSE FINANCIAL SERVICES, INC.


                               BY: /s/ T. Randolph Catanese
                                   ---------------------------------------------
                                   T. Randolph Catanese, Chief Executive Officer (Principal Executive Officer)

Dated: June 16, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           NAME                  TITLE                    DATE
------------------------         ----------------     -------------
/s/ T. Randolph Catanese         CEO and Director     June 16, 2006
T. Randolph Catanese

/s/ Daniel Brandt                CFO                  June 16, 2006
Daniel Brandt

/s/ Douglas Hume                 Director             June 16, 2006
Douglas Hume