Form 10QSB
period 2006-07-31
DIRECT RESPONSE FINANCIAL SERVICES INC
filed 2006-09-21
CIK 1121076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended: July 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date: Common Stock 74,841,168 as of September 18, 2006.

Transitional Small Business Disclosure Format: |_| YES |X| NO

DIRECT RESPONSE FINANCIAL SERVICES, INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JULY 31, 2006

DIRECT RESPONSE FINANCIAL SERVICES, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

July 31, 2006

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	July 31, 2006 (Unaudited)	January 31, 2006 (Note 1)
CURRENT ASSETS
Cash	$3,630	$4,047
Net investment in capital leases	117,563	50,371
Accounts Receivable net of allowance for doubtful accounts	—	—
Inventory	58,000	58,000
Prepaid Expense	35,933	36,933
Total current assets	215,126	149,351

PROPERTY AND EQUIPMENT
Net of $2,119 and $1,116 depreciation at July 31, 2006 and	32,116	893
January 31, 2006
OTHER ASSETS
Investments	200,000	200,000
Less valuation allowance	(200,000)	(200,000)
Total assets	$247,242	$150,243

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank notes payable	$348,766	$255,937
Revolving loan payable	96,832	—
Debenture payable	92,342	92,342
Accounts payable	214,219	115,826
Accounts payable - related party	716,948	596,300
Accrued expenses	74,782	66,396
Shareholder deposit	165,000	165,549
Advances from related party	223,600	26,766
Advances from stockholders, current portion	381,760	381,760
Total current liabilities	2,314,249	1,700,876
Total liabilities	2,314,249	1,700,876

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - authorized 100,000,000 shares, no par value, 74,256,335 and 78,537,168 shares issued and outstanding at July 31, 2006 and January 31, 2006	3,556,164	3,681,556
Common stock warrants	112,606	115,106
Accumulated other comprehensive (loss)	(200,000)	(200,000)
Subscribed stock	—	(111,824)
(Deficit) accumulated during the development stage	(5,535,777)	(5,035,471)
Total stockholders’ equity (deficit)	(2,067,007)	(1,550,633)
Total liabilities and stockholders’ equity (deficit)	$247,242	$150,243

	Six Months Ending July 31, 2006	Six Months Ending July 31, 2005	April 24, 2002 (inception) through July 31, 2006

Revenues	$36	$10,097	$37,702
Cost of sales	—	—	5,888
Gross Profit	36	10,097	31,814
Lease financing interest	66,360	—	78,303
Total	66,396	10,097	110,117

Costs and Expenses:
Consulting expense paid by issuing stock	—	284,000	2,760,758
Consulting expense paid by cash	88,253	63,584	340,649
Professional fees	150,794	154,125	919,401
Advertising and marketing	141,090	42,393	385,234
General and administrative	123,857	112,580	791,716
Rent	30,549	12,000	119,405
Total	534,543	668,682	5,317,163

Earnings (loss) from operations	(468,147)	(658,585)	(5,207,046)

Interest income	—	—	794,807
Interest expense	(38,159)	(11,550)	(1,129,538)

Net (loss)	$(506,306)	$(670,135)	$(5,541,777)

(Loss) per share	$(.01)	$(.01)	$(.15)

Weighted average shares outstanding	76,878,628	71,216,136	38,835,927

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ending July 31, 2005	Three Months Ending July 31, 2005

Revenues	$—	$10,078
Lease financing interest	47,404	—
Total	47,404	10,078

Costs and Expenses:
Consulting expense paid by issuing stock	—	14,000
Consulting expense paid by cash	36,480	12,584
Professional fees	79,738	86,128
Advertising and marketing	41,400	39,098
General and administrative	53,701	(28,953)
Rent	10,973	6,000
Total	222,292	128,857

Earnings (loss) from operations	(174,888)	(118,779)

Interest expense	(20,899)	(5,676)

Net (loss)	$(195,787)	$(124,455)

(Loss) per share	$(.01)	$(.01)

Weighted average shares outstanding	75,349,968	77,720,470

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ending July 31, 2006	Six Months Ending July 31, 2005	April 24, 2002 (inception) through July 31, 2006
Cash flows from operating activities:
Net (loss)	$(506,306)	$(670,135)	$(5,541,777)
Non-cash items included in net (loss):
Depreciation	779	223	2,119
Conversion and warrant derivative expense	—	—	142,861
Expenses paid by issuing stock	—	270,000	2,655,633
Loss on investment	—	—	60,000
Net change in operating assets and liabilities:
Accounts receivable	—	9,384	—
Net investment in capital leases	(67,192)	—	(17,029)
Prepaid expenses and deposits	1,000	(27,287)	14,067
Inventory	—	—	(58,000)
Accounts payable and accrued liabilities	233,516	144,795	919,415
Net cash (used) by operating activities	(338,203)	(273,020)	(1,822,711)

Cash flows from investing activities:
Purchase of investments	—	—	(260,000)
Purchase of property and equipment	(32,001)	—	(34,234)
Net cash (used) by investing activities	(32,001)	—	(294,234)

Cash flows from financing activities:
Proceeds from revolving loans	92,829	—	348,766
Proceeds from loans payable	96,832	—	96,832
Proceeds from shareholder deposit	—	—	465,000
(Repayment) of shareholder deposit	(549)	—	(549)
Proceeds from advances - related parties	196,834	11,863	620,777
Repayment of advances —related parties	—	—	(19,417)
Proceeds from common stock warrants	—	—	115,106
Proceeds from issuance of common stock	—	185,595	412,038
(Purchase) of common stock	(16,068)	—	(17,978)
Proceeds from debenture	—	—	100,000
Bank overdraft	(91)	25,529	—
Net cash provided by financing activities	369,787	223,027	2,120,575
Net increase (decrease) in cash	(417)	(49,993)	3,630
Cash at beginning of period	4,047	49,993	—
Cash at end of period	$3,630	—	3,630

Supplemental disclosure of cash flow information:
Noncash transactions
Note payable issued for acquisition of investment	—	—	220,000
Cash paid during the period for:
Interest	$3,381	$—	$13,574
Income taxes	$—	$—	$—

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

Note 3- Contingencies

On February 3, 2006, the Company was named as a defendant in a civil complaint with the County of San Diego Superior Court. The holder of the Company’s debenture loan filed a complaint for breach of contract based upon an allegation that the Company failed to repay alleged monies due and payable under a pre-existing convertible debenture, as amended, between the Company and the holder of the debenture. The

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Company denies any liability under the complaint and has cross-complained against the debenture holder and certain individuals for damages caused to the Company by reason of their acts and omissions. Contingencies exist with respect to this litigation matter and the ultimate resolution of which cannot be presently determined. Accordingly, there can be no assurance that the Company will prevail in this litigation.

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

Note 5 - Accounting for Stock-Based Compensation

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revised SFAS 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Therefore, the Company is now required to record the grant-date fair value of its stock-based payments (i.e., stock options and other equity-based compensation) in the statement of operations. The Company adopted FAS 123R using the modified prospective” method, whereby fair value of all previously-granted employee stock-based arrangements that remained unvested at February 1, 2006. The Company does not have any employee stock-based arrangements as of April 30, 2006 or any unvested arrangements for prior periods.

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

Based upon the above method, the Company has estimated and accrued a liability for the fair value as of July 31, 2006, of $2,901 as additional interest expense. The computation is based upon the Black-Scholes option pricing model to determine the estimated fair value of the warrants using an estimated life of thirty-six (36) months, a risk free interest rate of 4.64%, a volatility of 150.1 % and a zero dividend rate.

Note 6 - Lease

The Company leased new office space for the period from April 1, 2006 to March 31, 2009. The following is the expected base rental expenses for the fiscal years to March 31, 2009.

Period ended	Amount
January 31, 2007	$52,898
January 31, 2008	61,966
January 31, 2009	63,825
January 31, 2010	10,689

A total of $30,549 was incurred for the six months ended July 31, 2006.

Note 7 - Related Party Transactions

For the six months ended July 31, 2006, officers of the Company increased amounts owed to them in the amount of $120,648 and is shown as accounts payable related party. An increase of advances from related party of $196,134 for the six months ended July 31, 2006 was principally from the directors and officers of the Company and the related law firm.

The Company received $41,003 advanced to the Company by the mother of the Company’s Chief Financial Officer. The amount advanced was by credit card purchases of computers using her credit card in the Direct 2 Own activities. A payment of $7,500 to the Chief Financial

DIRECT RESPONSE FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Officer has been credited against the above mentioned credit card advances leaving a balance of $33,503 outstanding at July 31, 2006. See Note 8 for more information concerning these advances.

Note 8 - Subsequent Event

On August 24, 2006, the Company received a demand letter from a law firm representing an individual, Susan Brandt, the mother of the Company’s Chief Financial Officer, Daniel Brandt. The letter requested that the Company reimburse Susan Brandt for an unspecified amount of credit card charges that were allegedly used for the benefit of the Company. The demand letter also made allegations of liability against the Company’s President and Chief Executive Office, T. Randolph Cantanese, based upon alleged acts and omissions. The Company responded to the demand letter by letter of its legal counsel dated September 5, 2006. The Company denied any liability as demanded. Notwithstanding the above, the Company is in settlement discussions with Susan Brandt to resolve her claims.

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

During the previous fiscal quarter to date, we have initiated the following actions and strategies with regards to the on-going advancement of our business opportunities:

Direct Response Financial Services, Inc. and its subsidiaries generated gross sales of $23,257 and net income (loss) of ($853,471) from operations for the twelve month period ending January 31, 2006. During the period of operations ending January 31, 2005, the Company generated gross sales of $12,331 and net income (loss) of $1,137,299. The significant decrease in net loss and increase in gross sales was due in significant part to the activities of the Company’s subsidiary Direct2own.

In the current fiscal quarter (ending July 31, 2006), the Company was successful in creating customer sales through the Direct2Own division. The Company treats its customer sales as actual sales for business purposes. However, the Company's financial statements reflect these sales as lease payments and the financial statements do not immediately recognize revenue from such sales due to applicable accounting rules. (For example, on the Company's Consolidated Balance Sheets under CURRENT ASSETS, under the description of "Net investment in capital leases" amounts shown are composed of the cost of the consumer electronic product less the down payment received plus any unearned revenue. Some of the Company's activities were counted as actual sales and were booked accordingly. This affected the reconciliation of all sales by the Company noted hereafter to the numbers identified in the accompanying financial statements.) Total sales in fiscal year ending January 31, 2006, equaled $159,116, which comprised $41,593 of cash received from customers (representing their down payments for consumer electronics purchased from the Company) and $117,523 representing accounts receivable owed by customers to the Company. These accounts receivable are due and payable to the Company monthly or bi-monthly and if all payments are made customer contracts are fully completed within one year after the contract is created. Importantly, the Company has met all of its obligations to its customers at such time as its customers receive ordered consumer products from the Company. Thereafter, the Company interfaces with the customer primarily for collection of funds, if a customer is late on payment, or if the customer has a question. Warranty obligations are borne by the manufacturers of the consumer electronics sold by the Company. The Company bears no warranty obligation to its customers.

Following fiscal year end January 31, 2006, and for the fiscal quarter from February 1, 2006, through April 30, 2006, the Company had additional completed orders of approximately $371,000, which comprised approximately $83,000 of cash received from customers (representing their down payments for consumer electronics purchased from the Company plus monthly payments received) and approximately $288,000 representing accounts receivable owed by customers to the Company. Further, for the current fiscal quarter from May 1, 2006, through July 31, 2006, the Company had additional completed orders of approximately $48,000, which comprised approximately $11,000 of cash received from customers (representing their down payments for consumer electronics purchased from the Company plus monthly payments received) and approximately $37,000 representing accounts receivable owed by customers to the Company.

Following the close of the most recent quarter the Company had over 190 additional sales orders provided by Suntasia Marketing. The Company is currently processing these orders. As of this date, 30 sales orders have been successfully processed to the extent down payments have been collected. The Company is in the process of collecting down payments and sales contracts for the other 160 sales orders. If all orders are successfully processed the total amount of sales will equal approximately $230,000. However, it is highly likely that at least 30% of the potential sales will not occur due to problems with collecting customer down payments.

The increase in gross sales from the prior year was a direct result of the Company’s initiation of the Direct2own division. The Company had nominal contributions to gross sales from its Direct Card Services group for the three month period ending July 31, 2006. This was a consequence of management’s decision to limit the activities of the Direct Card Services group pending the activation of the VISA debit card loading network which is scheduled to go on line in the summer or fall of 2006. The VISA debit card loading network should be available at most VISA bank members. At such time as the VISA debit card loading network is widely available the Company intends to promote its in-house branded debit card products utilizing the VISA or MasterCard networks through the Company’s existing bank relationships.

The major basis for the increase in reported net loss in years ending 2004, 2005 and 2006 was a reclassification of certain rights granted to La Jolla Cove Investors, Inc. in years prior to January 9, 2006, in connection with a debenture agreement between the Company and La Jolla Cove Investors, Inc. As of January 9, 2006, the agreement between the Company and La Jolla by its terms ended. The Company was requested by the Securities and Exchange Commission to amend and restate its financials for years ended January 31, 2005 and 2004 to account for certain conversion derivative and warrant derivative liabilities related to the debenture and warrant rights therein. Accordingly, the Company did amend and restate its financials and filed the same with the SEC on March 22, 2006. The effect of the restated treatment of the La Jolla rights resulted in an increase of $2,462,040 in net losses as of January 31, 2005, attributable $1,443,020 to conversion derivative liability and $1,019,020 to warrant derivative liability. The calculation of these liabilities is fully discussed in Note 8 of the Company’s 10-KSB/A amended and restated financial statements.

During the previous fiscal year and quarter the Company initiated the following actions and strategies to advance its business -

•
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

•
The Company conceived of and started a new division called Direct2own Electronics which markets and sells select groupings of premier audio and video components to those consumers who want the best in car or home audio/video. www.d2oelectronics.com. This group focuses on those consumers who want the best in car and home audio/video at the best price. The Company collects full payment from these consumers at the time of sale. What is unique about the business model and product offerings of this group is that the products are generally offered in groups which include all electronic cables, components, batteries, etc. which are specifically selected to function with the audio/video units selected by the customer. By doing so the division makes it easy for the consumer to buy all they need for a successful audio/video installation or upgrade. The product lines offered by this group and the combination of product packages is very unique in the consumer electronic retail industry and will set the Company apart from most of its competitors in this space.

•
The Company re-modeled its Direct Card Services group to focus on implementing its core business strategy - the offering and distribution of pre-paid debit cards - to coincide with the successful launch of the VISA debit card loading network. By coordinating pre-paid debit card offers with the start and expansion of the VISA debit card loading network, the Company has a higher certainty that the utility of its debit cards will be recognized by the consumer and accordingly the demand for the Company’s debit cards will increase since the ability for a customer to load a debit card offered by the Company at any VISA bank partner should prove compelling to the consumer.

•
The Company entered into an agreement with Suntasia Marketing, Inc. located in Largo, Florida. Pursuant to the agreement Suntasia Marketing will provide customer leads to the Direct2Own division in exchange for commission payments when a confirmed sale occurs. This agreement is strategically beneficial to the Company since Suntasia Marketing has the ability to dramatically increase sales in the Direct2Own division. For more information please see www.suntasia.com.

Liquidity - The Company will need additional capital for the anticipated expansion of its Direct2own division and the start-up and growth of its recently launched Direct2own Electronics group. The Company anticipates meeting this need through - a) existing cash flow from customer contracts with Direct2own, b) cash from a Company credit line with Ravinia Funding, LLC, and c) cash from additional credit lines with First Private Bank & Trust (the Company’s existing bank lender).

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

Revolving Loan and Security Agreement

On March 6, 2006, the Company entered into a Revolving Loan and Security Agreement with a Ravinia Funding, LLC. Pursuant to the Agreement the Company may borrow up to $5,000,000 on a revolving basis with simple interest at 22%. A condition precedent to any request for loan funds is the Company’s delivery of acceptable customer contracts as collateral. Ravinia Funding provides loan funds to the Company in a ratio based upon approved customer contracts between the Company and its customers. Under the terms of the Agreement the Company is to repay any borrowed funds on a twelve month amortized basis, including principal and interest, from the activities of Direct2Own, a division of the Company. The loan proceeds are secured by customer contracts originated by Direct2Own through the loan proceeds. The Agreement has a term until December 1, 2009.

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

CRITICAL ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

On February 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value over the service period underlying the arrangement. Please refer to Note 5 of the Company’s Financial Statements for more information.

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

On August 24, 2006, the Company received a demand letter from a law firm representing an individual, Susan Brandt, the mother of the Company’s Chief Financial Officer, Daniel Brandt. The letter requested that the Company reimburse Susan Brandt for an unspecified amount of credit card charges which allegedly were used for the benefit of the Company. The demand letter also made allegations of liability against the Company’s President and Chief Executive Officer, T. Randolph Catanese, based upon alleged acts and omissions. The Company responded to the demand letter by letter of its legal counsel dated September 5, 2006. The Company denied any liability as demanded. Notwithstanding the above, the Company is in settlement discussions with Susan Brandt to resolve her claims.

Other than the above, Direct Response Financial Services, Inc. is not aware of any threatened legal proceedings. The foregoing is also true, to the knowledge of the Company, with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

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

DIRECT RESPONSE FINANCIAL SERVICES, INC.

BY:  /s/ T. Randolph Catanese

T. Randolph Catanese, Chief Executive Officer
(Principal Executive Officer)

Dated: September 21, 2006

BY:  /s/ Daniel Brandt

Daniel Brandt, Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: September 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ T. Randolph Catanese	CEO and Chairman	September 21, 2006
T. Randolph Catanese

/s/ Daniel Brandt	CFO	September 21, 2006
Daniel Brandt

/s/ Douglas Hume	Director	September 21, 2006
Douglas Hume